Form 10-K
period 1998-12-31
CCBT BANCORP INC
filed 1999-03-23
CIK 1074972

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998--Commission File No. 000-25381

                               ----------------

                              CCBT BANCORP, INC.
            (Exact name of Registrant as specified in its charter)

             Massachusetts                           04-3437708
       (State of Incorporation)         (I.R.S. Employer Identification No.)

       307 Main Street, Hyannis,                        02601
             Massachusetts                           (Zip Code)
    (Address of principal executive
                office)

           (Registrant's telephone #, incl. area code): 508-394-1300

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------
  None

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

           Title of class           Name of each exchange on which registered
           --------------           -----------------------------------------
  Common Capital
  Stock                      NASDAQ National Association of Securities Dealers, Inc.

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [X] Yes [_] No and
(2) [_] Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $17.75 price on February 26, 1999, on the Nasdaq National Market was $155,935,010. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

  As of December 31, 1998, 9,061,064 shares of the registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the CCBT Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

Item 1. Business.

  CCBT Bancorp, Inc. ("Bancorp" or the "Registrant") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, Bancorp became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for Bancorp common stock (the "Reorganization"). Currently, Bancorp's business activities are conducted primarily through the Bank. The main office of Bancorp is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts.

  Cape Cod Bank and Trust Company is the main operating subsidiary of Bancorp and is a state-chartered commercial bank with trust powers, organized under the laws of the Commonwealth of Massachusetts. The present Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of Cape Cod Bank and Trust Company is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 25 other banking offices located in Barnstable County, Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation but is not a member of the Federal Reserve System. At December 31, 1998, the Bank employed 339 people on a full-time basis and another 61 people on a part-time basis.

  Cape Cod Bank and Trust Company is the largest commercial bank headquartered in Barnstable County. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod. It offers a complete range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. During the past five years, there has been no significant change in the principal markets or the banking services offered by the Bank. The Bank has not merged with or acquired the business of any other bank or entity since 1974. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has purchased some loans on properties outside its market area.

  The Bank's principal sources of revenue are loans and investments which accounted for 81% of the Bank's gross income during 1998. Of the remaining portion, 2% was received from service charges. The balance was derived from Trust Department income and other miscellaneous items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services. In the latter category, the Bank does a major business in acting as agent to purchase U.S. Government securities for its customers. The Bank also owns and maintains 30 automated teller machines which are connected to the TX, AMEX, CIRRUS, NYCE, EXCHANGE, and PLUS networks. Trust department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts.

  The Bank has no involvement in foreign countries and does not derive any of its income from foreign sources.

Supervision and Regulation

  General. Bancorp is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. Bancorp is also subject to the jurisdiction of the Massachusetts Commissioner of Banks. As a bank holding company, Bancorp's activities are limited to the business of banking and activities closely related or incidental to banking. Bancorp may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities closely related to banking and also generally must provide notice to or obtain approval of the Federal Reserve Board in connection with any such acquisition.

  As a Massachusetts-chartered commercial bank, the Bank is subject to regulation and examination by the Commissioner of Banks of The Commonwealth of Massachusetts ("Commissioner"). The Massachusetts statutes and regulations govern, among other things, lending and investment powers, deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. The Bank is also subject to state regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and acquisitions.

  Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures the Bank's deposit accounts up to $100,000 per depositor. As a state-chartered, FDIC-insured nonmember bank, the Bank is subject to regulation, examination, and supervision by the FDIC.

  Federal Reserve Board Regulations. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including the Bank, to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the institution's interest-bearing assets.

  Federal Securities Laws. Upon consummation of the Reorganization, the reporting obligations of the Bank under the Securities Exchange Act of 1934 ("Exchange Act") , as administered by the FDIC, were replaced with substantially identical obligations of Bancorp under the Exchange Act, as administered by the Securities and Exchange Commission ("SEC"). In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

  Proposed Legislation. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and modifications of restrictions on, the business of the Bank or Bancorp. It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Bank or Bancorp.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  All officers were elected to their positions on October 8, 1998 to serve until the annual meeting on April 22, 1999 and until their successors are duly elected.

                      Age at                   Title and Area of                  Date Appointed     Date of
       Officer       12/31/98                   Responsibility                  to Present Position Employment
       -------       --------   ----------------------------------------------- ------------------- ----------
 Stephen B. Lawson..    57      President, Chief Executive Officer and Director      10/08/98        12/06/65

 John S. Burnett....    52      Clerk                                                10/08/98         9/07/71

 Noal D. Reid.......    54      Chief Financial Officer and Treasurer                10/08/98        10/16/72

                      Business Experience During The Past Five Years
                      ----------------------------------------------
Stephen B. Lawson.... Executive Vice President, Trust, 12/12/85 (Bank)
                      President, Chief Executive Officer, 7/01/92 (Bank)
                      President, CEO and Director, 10/08/98 (Bancorp)

John S. Burnett...... Secretary of the Corporation, 8/31/78 (Bank)
                      Vice President, 12/11/80 (Bank)
                      Clerk, 10/08/98 (Bancorp)

Noal D. Reid......... Executive Vice President/Treasurer, 12/12/85 (Bank)
                      Chief Financial Officer and Treasurer, 9/15/95 (Bank)
                      Chief Financial Officer and Treasurer, 10/08/98 (Bancorp)

Item 2. Properties.

  A. Properties held in fee--Banking Offices of Cape Cod Bank and Trust
Company:

    1) 307 Main Street, Hyannis--Main Offices

    2) 835 Main Street, Osterville--Branch Office

    3) 536 Main Street, Harwichport--Branch Office

    4) 1095 Route 28, South Yarmouth--Branch Office

    5) 40 Main Street, Orleans--Branch Office

    6) Shank Painter Road, Provincetown--Branch Office

    7) 121 Main Street, Buzzards Bay--Branch Office

    8) 119 Route 6A, Sandwich--Branch Office

    9) Route 6A and Underpass Road, Brewster--Branch Office

    10) 700 Route 6A, Dennis--Branch Office

    11) Jones Road, Falmouth--Branch Office

    12) 693 Main Street, Chatham--Branch Office

    13) Main Street, Wellfleet--Branch Office

  None of the above offices is subject to mortgage liens or any other material encumbrance. The main office is located in Hyannis, Massachusetts, and is a modern, two-story brick building located on approximately two acres of land. The Harwichport office and the Buzzards Bay office are somewhat larger than the remaining offices, having formerly been the main office of the Cape Cod Trust Company and the Buzzards Bay National Bank prior to merger. The Bank also owns a house in Meredith, New Hampshire, one in Orlando, Florida, and one in Killington, Vermont which are used as vacation sites by its employees.

  B. Rental of Bank Premises of Cape Cod Bank and Trust Company:

  The land on which the Hyannis Airport Rotary Office is located is rented from the Barnstable Municipal Airport as a tenancy at will for $53,067 per year. The banking office located in Pocasset on the corner of MacArthur Boulevard and Barlow's Landing Road is leased from Paul J. Mederios for $25,000 per year plus taxes and other expenses under a lease expiring in 2005. A banking office at the intersection of Route 28 and Camp Opechee Road, Centerville is leased for $52,500 in 1999 and an increase of $2,500 per year plus taxes and other expenses under a lease expiring in 2008 with right to renew for an additional fifteen year period. The Route 134, South Dennis branch office is leased from Chamberlain Realty for $44,000 per year until 2001 and $22,000 in 2002 plus taxes and other expenses. The banking office at Skaket Corners, Orleans is leased from Skaket Associates for $50,916 in 1999; $58,554 in 2000, 2001 and 2002; $67,337 in 2003, 2004 and 2005; and $77,437 in
2006 and 2007 plus taxes and other expenses under a lease expiring in 2007. The Bank also operates a Customer Service Center which is leased from the Davenport Realty Trust, South Yarmouth for $111,972 per year plus taxes and other expenses until 2011 and $27,993 in 2012 under a lease expiring in 2012 with the right to renew for an additional ten-year period. The banking office located in the Village Green Shopping Center on Brackett Road, North Eastham is leased from Alan G. Vadnais for $2,400 in 1999 expiring on 3/31/99. The office located at 763 Main Street, Falmouth is leased from RFB Realty Trust for $42,000 through 2001 and $24,500 in 2002 with a lease expiring September, 2002 with the option of renewing the lease for two additional five-year periods. The Bank also rents a building next door to the Customer Service Center from Davenport Realty Trust, South Yarmouth for $76,200 in 1999 to 2011 and $19,050 in 2012. In addition, the Bank also rents office spaces from Stop & Shop for $408,000 per year under a lease expiring in 1999 and $204,000 in 2000. The Bank also pays rent of $24,000 in 1999, 2000, and $11,000 in 2001 for Automated Teller Machines
(ATMs).

Item 3. Legal Proceedings.

  Bancorp is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  On December 4, 1998, a special meeting of the stockholders of the Bank (the "Special Meeting") was held to consider and vote upon the Reorganization. A brief description of the vote is incorporated herein by reference to the Bank's proxy statement for the Special Meeting, filed as an exhibit to Bancorp's Current Report on Form 8-K filed with the SEC on February 11, 1999. The Reorganization was approved by more than 71% of the stockholders eligible to vote.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  CCBT Bancorp, Inc.'s and, prior to the Reorganization, the Bank's Common Stock is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter, adjusted for the two-for-one stock distribution made August 7, 1998. According to Bancorp's transfer agent, there were approximately 1,100 stockholders of record as of December 31, 1998. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                         1998                                  1997
                          ------------------------------------ -------------------------------------
                           First     Second   Third    Fourth    First     Second   Third    Fourth
                          Quarter   Quarter  Quarter  Quarter   Quarter   Quarter  Quarter  Quarter
                          --------  -------- -------- -------- ---------- -------- -------- --------
Market price: High......  $ 22 7/16 $ 22 3/8 $ 24     $ 20 3/4 $ 13 15/16 $ 15     $ 17 1/4 $ 20 1/2
      Low...............  $ 19 1/8  $ 19 5/8 $ 17 1/4 $ 15 1/2 $ 10 3/4   $ 13 3/8 $ 14 1/4 $ 17 5/8
Dividends declared per
 share..................  $.12      $.12     $.13     $.13     $.105      $.105    $.105    $.105

Item 6. Selected Consolidated Financial Data.

                             1998         1997        1996        1995        1994
                         ------------  ----------  ----------  ----------  ----------
                          (Dollar amounts in thousands except per share amounts)
Total assets............ $  1,177,530  $  973,105  $  817,884  $  646,911  $  528,438
Stockholders' equity....       83,542      75,636      66,603      59,601      53,087
Net interest income.....       37,767      36,907      32,650      29,156      25,574
Provision for loan
 losses.................          --          --          --          --        1,200
Non-interest income.....       17,036      20,174      13,874      13,649      12,320
Non-interest expense....       34,196      35,642      30,985      28,631      27,062
Provision for income
 taxes..................        8,050       8,190       6,070       5,391       1,930
Net income..............       12,557      13,249       9,468       8,783       7,703
Book value per share.... $       9.22  $     8.35  $     7.35  $     6.59  $     5.86
Basic earnings per
 share(1)...............         1.39        1.46        1.05         .97         .86
Diluted earnings per
 share..................         1.38        1.46        1.05         .97         .86
Cash dividends per
 share.................. $        .50  $      .42  $      .35  $      .28  $      .09
Return on average
 assets.................         1.15%       1.45%       1.26%       1.47%       1.43%
Return on average
 stockholders' equity...         15.8%       18.7%       15.2%       15.6%       15.5%

--------
(1) Based on average shares outstanding: 9,061,064 in 1998 and in 1997; 9,052,434 in 1996; 9,042,740 in 1995; and 9,033,236 in 1994. (Adjusted for
    two-for-one stock distributions in 1996 and in 1998).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

  This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in the assumptions used in making such forward-looking statements.

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that Bancorp's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this Item generally will refer to the investments and activities of the Company and the Bank, except where otherwise noted.

  Cape Cod Bank and Trust Company is a commercial bank with twenty-six banking offices located in Barnstable County, Massachusetts. As such, its principal business activities are the acceptance of deposits from businesses and individuals and the making of loans. The Bank also has a sizable Trust Department operation. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod.

 1998 COMPARED WITH 1997

  Source and Use of Funds. Although at year end total deposits were $18,813,000 higher than a year earlier, an increase of 3%, on average total deposits in 1998 were $37,746,000 more than in 1997, an increase of 6%. All deposit categories were higher on average during the year. Demand deposits were higher by $14,928,000 on average, an increase of 11%. Management believes that this was the result of a continued strong economic climate in its market area. NOW account deposits were higher by $6,515,000 on average, an increase of 7%. Money market account deposits were higher by $746,000 on average, an increase of 1%. Other savings deposits were higher by $5,642,000 on average, an increase of 4%. Certificates of deposit of $100,000 or more were higher by $5,109,000 on average, an increase of 22%. Other time deposits were higher by $4,806,000 on average, an increase of 4%. Additional funds were raised from increased borrowings. Borrowings from the Federal Home Loan Bank were $124,397,000 higher on average, an increase of 82%, as the Bank continued to take long-term advances to offset the interest-rate risk of fixed-rate commercial mortgage lending and increased the level of its short-term borrowing for the purpose of making high quality investments with short effective duration. Through these efforts, management is attempting to increase earnings without incurring significant additional risk. Other short-term borrowings were higher by $4,250,000 on average, an increase of 40%. At year end, total loans were $80,851,000 higher than a year earlier, an increase of 15%. On average for the year, they were $91,315,000 higher, an increase of 19%. Increases in some loan categories were partially offset by declines in others. Residential mortgage loans were higher by $96,590,000 on average, an increase of 53%, as the Bank continued to increase its market share in this line of business and retained the adjustable rate mortgages that it originated. Commercial mortgage loans were higher by $11,179,000, an increase of 5%. Commercial loans were lower by $613,000 on average, a decline of 1%. Industrial revenue bonds were lower by $712,000 on average, a decline of 30%, and consumer loans were lower by $15,129,000 on average, a decline of 53%, as the result of the sale of the Bank's credit card portfolio in the fourth quarter of 1997. The remaining funds were invested. Total investments were higher by $89,009,000 on average, an increase of 24%, to use the additional funds from Federal Home Loan Bank borrowings made for this purpose.

  Net Interest Income. Interest rates declined during 1998, which decreased the yields on the Bank's loans and investments. The cost of the Bank's deposits and borrowings also decreased, but by a smaller amount. Because of the positive spread between the return on earning assets and the cost of funds, the Bank's net interest income increased as a result of the overall growth in deposits, borrowings, loans and investments discussed above. Accordingly, net interest income increased by $860,000, an increase of 2%.

  Provision for Possible Loan Losses. Recoveries on loans previously charged off exceeded charge-offs and management determined that additions to the reserve for possible loan losses were unnecessary in 1998, notwithstanding the growth in the loan portfolio. Management believes that the reserve is adequate to cover the losses likely to result from loans in the current loan portfolio. See "Reserve for Loan Losses" below.

  Other Income and Expense. Non-interest income decreased by 16% because 1997 income had included the receipt of $1,900,000 on the settlement of a dispute with a software provider and a gain of $2,140,570 on the sale of the Bank's credit card portfolio. Non-interest expense decreased by 4% in large part because of lower expenses related to the conversion of the Bank's operating system.

  Provision for Income Taxes. As a result of lower income before income taxes, the provision for income taxes decreased by 2%.

  Net Income. As a result of the foregoing factors, net income for 1998 was $12,556,946, a decrease of 5% from the previous year.

 1997 COMPARED WITH 1996

  Source and Use of Funds. Although at year end total deposits were $75,751,000 higher than a year earlier, on average total deposits in 1997 were $66,061,000 more than in 1996, an increase of 11%. Money market deposit account balances were slightly lower but all other deposit categories were higher on average during the year. Demand deposits were higher by $13,092,000 on average, an increase of 11%. NOW account deposits were higher by $8,770,000 on average, an increase of 10%. Other savings deposits were higher by $8,444,000 on average, an increase of 6%. Certificates of deposit of $100,000 or more were higher by $9,767,000 on average, an increase of 71%, and other time deposits were higher by $26,058,000 on average, an increase of 29%. Additional funds were raised from increased borrowings. Borrowings from the Federal Home Loan Bank were $84,341,000 higher on average, an increase of 125%, while other short-term borrowings were higher by $2,521,000 on average, an increase of 31%. At year end, total loans were $77,678,000 higher than a year earlier. On average for the year they were $58,886,000 higher, an increase of 14%. Increases in some loan categories were partially offset by declines in others. In part as a result of purchasing some loan packages during the year, residential mortgage loans were higher by $57,999,000 on average, an increase of 47%. Commercial mortgage loans were higher by $9,008,000, an increase of 5%. Commercial loans were lower by $445,000 on average, a decline of 1%. Industrial revenue bonds were lower by $772,000 on average, a decline of 24%, and consumer loans were lower by $6,904,000 on average, a decline of 20%. The remaining funds were invested. Total investments were higher by $108,764,000 on average, an increase of 41%.

  Net Interest Income. The general level of interest rates was slightly higher in 1997 than in 1996, which increased the yields on the Bank's investments. However, yields on loans were lower as a result of competitive pressures in commercial lending and low initial rates on adjustable rate residential mortgage loans. Because of the positive spread between the return on earning assets and the cost of funds, the Bank's net interest income increased as a result of the overall growth in deposits, borrowings, loans and investments discussed above. Accordingly, net interest income increased by $4,257,000, an increase of 13%.

  Provision for Possible Loan Losses. Non-performing assets continued to decline during the course of the year and management determined that additions to the reserve for possible loan losses were unnecessary in 1997, notwithstanding the growth in the loan portfolio. Management believes that the reserve is adequate to cover the losses likely to result from loans in the current loan portfolio. See "Reserve for Loan Losses" below.

  Other Income and Expense. Non-interest income increased by 41%, primarily due to the receipt of $1,900,000 on the settlement of a dispute with a software provider and a gain of $2,140,570 on the sale of the Bank's credit card portfolio. Non-interest expense increased by 15% because of increases in salaries and wages and costs associated with the conversion of the Bank's data processing system.

  Provision for Income Taxes. As a result of higher income before income taxes, the provision for income taxes increased by 35%.

  Net Income. As a result of the foregoing factors, net income for 1997 was $13,248,536, an increase of 40% from the previous year.

                 MATURITY STRUCTURE OF ASSETS AND LIABILITIES
                 AND SENSITIVITY TO CHANGES IN INTEREST RATES

  As of December 31, 1998 fixed rate debt securities and loans mature as follows:

                                                        Fixed Rate
                                              ---------------------------------
                                               Debt Securities      Loans
                                              ---------------------------------
                                              (Dollar amounts in thousands)
   Remaining maturity:
   Three months or less......................    $       65,052  $       11,376
   Over three months through 12 months.......            61,097          26,378
   Over one year through five years..........           133,538          67,910
   Over five years...........................             2,889          14,908
                                                 --------------  --------------
   Totals....................................    $      262,576  $      120,572
                                                 ==============  ==============

  Included in fixed rate debt securities are $70,937,000 of collateralized mortgage obligations. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. Included in three months or less of loans are $407,700 of customer account overdrafts that the Bank reclassified as loans.

  The remaining maturity of time certificates of deposit as of December 31, 1998 was as follows:

                                                        Fixed Rate
                                                  Certificates of Deposit
                                            -----------------------------------
                                            $100,000 or more Less than $100,000
                                            ---------------- ------------------
                                               (Dollar amounts in thousands)
   Remaining maturity:
   Three months or less....................     $21,143           $ 39,348
   Over three months through 12 months.....       6,955             64,398
   Over one year through two years.........       1,086              9,188
   Over two years through three years......         987              7,562
   Over three years through four years.....         128                --
   Over four years through five years......         --                 --
   Over five years.........................         --                 --
                                                -------           --------
   Totals..................................     $30,299           $120,496
                                                =======           ========

  Other deposits may be withdrawn by the customer without notice or penalty. The rates paid thereon are reviewed each month and changed at the Bank's option as often as indicated by changing market conditions.

  The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 1998 was as follows:

                                                            Fixed Rate
                                                          FHLB Borrowings
                                                   -----------------------------
                                                   (Dollar amounts in thousands)
   Remaining maturity:
   Three months or less...........................           $  3,300
   Over three months through 12 months............            113,125
   Over one year through five years...............            157,455
   Over five years................................             11,627
                                                             --------
   Totals.........................................           $285,507
                                                             ========

  Rates paid on other interest-bearing liabilities change daily.

  As of December 31, 1998, floating rate debt securities, FHLB stock and loans reprice as follows:

                                                       Floating Rate
                                            -----------------------------------
                                            Debt Securities FHLB Stock  Loans
                                            --------------- ---------- --------
                                               (Dollar amounts in thousands)
   Repricing frequency:
   Quarterly or more frequently...........     $230,002      $22,125   $114,354
   Annually or more frequently, but less
    frequently than quarterly.............        3,443          --     157,556
   Every five years or more frequently,
    but less frequently than annually.....          --           --     188,460
   Less frequently than every five years..          --           --      31,019
                                               --------      -------   --------
   Totals.................................     $233,445      $22,125   $491,389
                                               ========      =======   ========

                                                          Floating Rate
                                                         FHLB Borrowings
                                                  -----------------------------
                                                  (Dollar amounts in thousands)
   Repricing frequency:
   Quarterly or more frequently.................             $58,000
   Annually or more frequently, but less
    frequently than quarterly...................                 --
   Every five years or more frequently, but less
    frequently than annually....................                 --
   Less frequently than every five years........                 --
                                                             -------
   Totals.......................................             $58,000
                                                             =======

  Most of the Bank's residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

  The Bank's investment securities are subject to market risk in the following ways. $255,570,000 of the investment securities owned as of December 31, 1998 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps which range from 8% to 25%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Bank's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $262,576,000 of securities are fixed-rate collateralized mortgage obligations. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. An additional characteristic of CMOs is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Bank's fixed-rate CMOs have very short lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Bank's fixed-rate investments is less than one year.

 Reserve for Loan Losses

  The reserve for loan losses is an estimate of the amount necessary to provide an adequate reserve to absorb probable losses in current loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience and current economic conditions. The reserve is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

  Some assumptions must be made in order to estimate the extent of losses likely to result from loans in the current portfolio. Although the local economy has been strong in recent years, the national economy may eventually enter into a recession after a long period of expansion. This could result in a decline in tourism on Cape Cod negatively affecting the Bank's borrowers and resulting in higher losses to the Bank. The Bank has experienced increased delinquency and charge-off rates in its consumer loan portfolio. A downturn in the local economy could adversely affect the ability of these and other borrowers to repay their loans. The Bank has also purchased packages of residential mortgage loans which contain loans on properties outside of the Bank's market area which may be subject to their own economic risks. These factors could result in greater losses than are currently expected, in which case, greater provisions for loan losses may prove to be necessary in future periods. On the other hand, if these factors do not result in significant deterioration to the quality of the loan portfolio, actual losses may be less than the reserve and the excess amount will be recovered by credits to income in future periods.

  In addition, various regulatory agencies periodically review the Bank's reserve for loan losses as part of their examination process. Such agencies may require the Bank to make additions to the reserve based upon judgements different from those of management.

 Non-performing Assets and Loan Loss Experience

  Non-performing assets as of December 31, 1998, 1997 and 1996 were as follows:

                                                   1998      1997      1996
                                                 --------- --------- ---------
                                                 (Dollar amounts in thousands)
   Nonaccrual loans............................. $   7,468 $   2,770 $   3,679
   Loans past due 90 days or more and still
    accruing....................................       --        --        266
   Property from defaulted loans................       --        621       430
                                                 --------- --------- ---------
   Total non-performing assets.................. $   7,468 $   3,391 $   4,375
                                                 ========= ========= =========
   Restructured troubled debt performing in
    accordance with amended terms, not included
    above....................................... $     478 $   1,131 $   3,439
                                                 ========= ========= =========

  Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral held by the Bank.

  Accordingly, for loans which are shown as past due 90 days or more and still accruing, management expects that principal and interest will be repaid in full. In some instances, the Bank may also be repaid in full on nonaccrual loans. Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 1998, $8,694,951 of loans were included in this category, in addition to loans reported above. The Bank's loan classification system also includes a category for loans which are monitored for possible deterioration in credit quality. At December 31, 1998, $5,676,832 of loans were included in this category. However, it is probable that there will be losses on other loans which have not been specifically identified.

  The changes in the reserve for loan losses during the three years ended December 31, 1998 were as follows:

                                1998       1997       1996
                              ---------  ---------  ---------
                              (Dollar amounts in thousands)
   Balance, beginning of
    year..................... $  10,962  $  11,417  $  11,701
   Provision for loan
    losses...................       --         --         --
   Charge-offs:
     Commercial loans........      (353)      (400)      (669)
     Construction mortgage
      loans..................       --         --         (39)
     Commercial mortgage
      loans..................       (86)       (69)       --
     Industrial revenue
      bonds..................       --         --         --
     Residential mortgage
      loans..................        (1)      (119)       --
     Consumer loans..........      (166)      (749)      (637)
   Recoveries on loans
    previously charged off:
     Commercial loans........       475        653        792
     Construction mortgage
      loans..................        47        --          43
     Commercial mortgage
      loans..................       174        120        143
     Industrial revenue
      bonds..................       --         --         --
     Residential mortgage
      loans..................        23          8          1
     Consumer loans..........        33        101         82
                              ---------  ---------  ---------
   Balance, end of year...... $  11,108  $  10,962  $  11,417
                              =========  =========  =========

                                                    1998      1997      1996
                                                  --------- --------- ---------
                                                  (Dollar amounts in thousands)
   Allocation of ending balance:
     Commercial loans............................ $   1,578 $   1,676 $   2,872
     Construction mortgage loans.................       705       521       792
     Commercial mortgage loans...................     5,822     6,587     5,221
     Industrial revenue bonds....................        23        28        33
     Residential mortgage loans..................     2,460     1,610     1,484
     Consumer loans..............................       520       540     1,015
                                                  --------- --------- ---------
   Balance, end of year.......................... $  11,108 $  10,962 $  11,417
                                                  ========= ========= =========

                                                           1998    1997  1996
                                                           -----   ----  ----
   Ratio of net charge-offs (recoveries) to average loans
    outstanding..........................................  (0.03)% 0.09% 0.07%

  Recoveries on loans previously charged off exceeded charge-offs and management determined that additions to the reserve for possible loan losses were unnecessary in 1998, notwithstanding the growth in the loan portfolio. Management believes that the reserve is adequate to cover the losses likely to result from loans in the current loan portfolio.

 Liquidity

  The Bank normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring.

  Substantially all of the amount shown as cash and due from banks at year end was made up of checks and similar items in the process of collection or was needed to satisfy a requirement to maintain a portion of the Bank's deposits in an account at the Federal Reserve. Accordingly, it does not represent a source of liquidity for the Bank. In general, the Bank's investment securities could also be easily sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral. The Bank has a line of credit of $12,963,000 from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve if necessary.

 Computer Processing in the Year 2000

  The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

  Much computer software has been written which allows the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99" might be recognized as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could create problems at the turn of the century when "01/01/00" could, in some cases, be interpreted to mean January 1, 1900 rather than January 1, 2000. If such circumstances are not identified and corrected in advance, they could cause system failure or erroneous calculations of such items as interest income or expense. This could potentially have a significant impact on the Bank's ability to do business.

  For the Bank's internal computer processing, it was determined that it was necessary to replace some of its personal computers and to acquire more recent versions of certain software. $800,000 was spent for this purpose in 1998 and an additional $500,000 is expected to be spent in 1999. These costs will be capitalized and depreciated over the useful lives of the items purchased.

  The Bank relies on outside vendors for much of its critical data processing. These vendors have assured the Bank that they are Year 2000 compliant. The Bank's testing has confirmed this, but testing is not yet complete. Approximately one-half of those systems that the Bank considers to be critical or high-risk have not yet been tested at December 31, 1998. The remaining testing is expected to be completed by March 31, 1999.

  Contingency plans are being developed for processing of the Bank's work in the event of the failure of any of these systems.

  The Bank is also dependent on other providers for the conduct of its business, most notably for electrical power and telecommunications. These providers could possibly be subject to Year 2000 problems which disrupted their services. Prolonged outages in these services could seriously affect the Bank's ability to conduct business as usual.

  Certain customers of the Bank may be subject to Year 2000 problems which affect their ability to do business. Among other things, this could result in reducing the ability of borrowers to repay their loans to the Bank. Year 2000 risk still needs to be evaluated for approximately one-half of the Bank's significant customer relationships.

  Other customers may withdraw funds from the Bank in anticipation of possible Year 2000 disruptions. The Bank has lengthened the maturities of certain of its borrowings and expects to continue to maintain a very short investment portfolio to meet any deposit outflows. It is anticipated that maturities in the investment portfolio will be far in excess of any such withdrawals, but the Bank may lose the ability to earn on these amounts for the period of time that they are out of the Bank.

  Please refer to the statement regarding "Forward-Looking Information" at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations with regard to any forward-looking statements in this section. Although the Bank and Bancorp believe that they are responding appropriately to the Year 2000 issue, please note that neither the Bank nor Bancorp can guarantee their Year 2000 readiness nor that of material vendors and customers or the effectiveness of their contingency plans in the event of a failure in any of the Bank's computing systems.

         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                  AVERAGE INTEREST RATES AND INTEREST SPREAD

  The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, and the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 1998. Nonaccrual loan balances have been included in their respective loan categories which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 5.35%, 5.46% and 5.30% during 1998, 1997 and 1996, respectively.

                                                          Year ended December 31,
                          ----------------------------------------------------------------------------------------
                                       1998                          1997                         1996
                          ------------------------------ ---------------------------- ----------------------------
                                     Interest   Average           Interest   Average           Interest   Average
                           Average   Income or Yield or  Average  Income or Yield or  Average  Income or Yield or
                           Balance    Expense  Rate Paid Balance   Expense  Rate Paid Balance   Expense  Rate Paid
                          ---------- --------- --------- -------- --------- --------- -------- --------- ---------
                                                       (Dollar amounts in thousands)
Interest-earning assets:
 Commercial loans.......  $   72,623  $ 6,994    9.63%   $ 73,236  $ 7,384    10.08%  $ 73,681  $ 7,536    10.23%
 Commercial mortgage
  loans.................     218,052   20,316    9.32%    206,873   19,842     9.59%   197,865   19,221     9.71%
 Industrial revenue
  bonds.................       1,678      148    8.82%      2,390      179     7.49%     3,162      219     6.93%
 Residential mortgage
  loans.................     277,149   19,509    7.04%    180,559   14,214     7.87%   122,560   10,281     8.39%
 Consumer loans.........      13,183    1,291    9.79%     28,312    2,978    10.52%    35,216    3,612    10.26%
 U.S. Government agency
  CMOs..................     256,334   14,141    5.52%    102,891    6,918     6.72%    87,581    5,361     6.12%
 Other U.S. Government
  agencies..............      36,949    2,039    5.52%     72,771    4,571     6.28%    73,796    4,107     5.57%
 Other CMOs.............      53,619    3,110    5.80%     55,284    3,232     5.85%    25,001    1,504     6.02%
 State and municipal
  obligations...........      17,494      806    4.61%     17,065      760     4.45%    18,240      795     4.36%
 Other securities.......      98,795    5,624    5.69%    126,171    7,624     6.04%    60,800    3,809     6.26%
                          ----------  -------            --------  -------            --------  -------
 Total earning assets...   1,045,876   73,978    7.07%    865,552   67,702     7.82%   697,902   56,445     8.09%
 Total non-earning
  assets................      47,457                       49,650                       54,924
                          ----------  -------            --------                     --------
 Total assets...........  $1,093,333  $73,978    6.77%   $915,202  $67,702     7.40%  $752,826  $56,445     7.50%
                          ==========  -------            ========  -------            ========  -------
Interest-bearing
 liabilities:
 NOW account deposits...  $  105,864  $ 1,281    1.21%   $ 99,349  $ 1,897     1.91%  $ 90,579  $ 1,859     2.05%
 Money market account
  deposits..............     147,623    5,071    3.44%    146,877    5,751     3.92%   146,947    5,815     3.96%
 Other savings
  deposits..............     161,749    5,234    3.24%    156,107    6,021     3.86%   147,663    5,792     3.92%
 Certificates of Deposit
  of $100,000 or more...      28,572    1,525    5.34%     23,463    1,267     5.40%    13,696      739     5.40%
 Other time deposits....     121,216    6,479    5.35%    116,410    6,400     5.50%    90,352    5,102     5.65%
 Borrowings from FHLB...     276,249   15,956    5.78%    151,852    8,961     5.90%    67,511    4,103     6.08%
 Other short-term
  borrowings............      14,890      665    4.47%     10,640      498     4.68%     8,119      385     4.74%
                          ----------  -------            --------  -------            --------  -------
 Total interest-
  bearing...............     856,163   36,211    4.23%    704,698   30,795     4.37%   564,867   23,795     4.21%
 Total non-interest-
  bearing deposits......     150,376                      135,448                      122,356
 Other liabilities......       7,237                        4,142                        3,428
 Stockholders' equity...      79,557                       70,914                       62,175
                          ----------  -------            --------  -------            --------  -------
 Total liabilities and
  stockholders' equity..  $1,093,333  $36,211    3.31%   $915,202  $30,795     3.36%  $752,826  $23,795     3.16%
                          ==========  -------            ========  -------            ========  -------
Net interest income, as
 % of total assets......              $37,767    3.45%             $36,907     4.03%            $32,650     4.34%
                                      =======    ====              =======    =====             =======    =====
Net interest income, as
 % of total earning
 assets.................                         3.61%                         4.26%                        4.68%
                                                 ====                         =====                        =====
Interest spread (the
 average yield earned on
 earning assets less the
 average rate paid on
 interest-bearing
 liabilities):                                   2.84%                         3.45%                        3.88%
                                                 ====                         =====                        =====
Return on average
 assets.................                         1.15%                         1.45%                        1.26%
                                                 ====                         =====                        =====
Average stockholders'
 equity to average total
 assets.................                         7.28%                         7.75%                        8.26%
                                                 ====                         =====                        =====
Return on average
 stockholders' equity...                         15.8%                         18.7%                        15.2%
                                                 ====                         =====                        =====
Dividend payout ratio...                         36.1%                         28.7%                        34.0%
                                                 ====                         =====                        =====

                     CHANGES IN NET INTEREST INCOME DUE TO
                          CHANGES IN VOLUME AND RATE

  The effect on net interest income from changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is summarized in the following table. These amounts were calculated directly from the amounts included in the preceding table. The amount allocated to change in volume was calculated by multiplying the change in volume by the average of the interest rates earned or paid in the two periods. The amount allocated to change in rate was calculated by multiplying the change in rate by the average volume over the two periods. In 1998 lower interest rates reduced interest income by more than the decrease in interest expense because the Bank has more interest-earning assets and because sharply lower Treasury rates reduced the yields on loans and investments. Higher interest rates in 1997 increased the yields on investment securities but loan yields decreased and the Bank was less aggressive in gaining deposit market share.

                          1998 compared to 1997      1997 compared to 1996
                         -------------------------  --------------------------
                         Change Due to Increase      Change Due to Increase
                               (Decrease)                  (Decrease)
                         -------------------------  --------------------------
                         Volume    Rate      Net     Volume    Rate     Net
                         -------  -------  -------  --------- ------- --------
                                  (Dollar amounts in thousands)
Interest income:
  Commercial loans...... $   (60) $  (330) $  (390) $    (45) $ (107) $   (152)
  Commercial mortgage
   loans................   1,057     (583)     474       870    (249)      621
  Industrial revenue
   bonds................     (58)      27      (31)      (56)     16       (40)
  Residential mortgage
   loans................   7,201   (1,906)   5,295     4,716    (783)    3,933
  Consumer loans........  (1,536)    (151)  (1,687)     (717)     83      (634)
  U.S. Government agency
   CMOs.................   9,391   (2,168)   7,223       983     574     1,557
  Other U.S. Government
   agencies.............  (2,113)    (419)  (2,532)      (61)    525       464
  Other CMOs............     (97)     (25)    (122)    1,796     (68)    1,728
  State and municipal
   obligations..........      19       27       46       (52)     17       (35)
  Other securities......  (1,606)    (394)  (2,000)    4,023    (208)    3,815
                         -------  -------  -------  --------  ------  --------
    Total interest
     income.............  12,198   (5,922)   6,276    11,457    (200)   11,257
                         -------  -------  -------  --------  ------  --------
Interest expense:
  NOW account deposits..     102     (718)    (616)      174    (136)       38
  Money market account
   deposits.............      27     (707)    (680)       (3)    (61)      (64)
  Other savings
   deposits.............     200     (987)    (787)      328     (99)      229
  Certificates of
   deposits of $100,000
   or more..............     274      (16)     258       527       1       528
  Other time deposits...     261     (182)      79     1,452    (154)    1,298
  Borrowings from FHLB..   7,263     (268)   6,995     5,052    (194)    4,858
  Other short-term
   borrowings...........     194      (27)     167       119      (6)      113
                         -------  -------  -------  --------  ------  --------
    Total interest
     expense............   8,321   (2,905)   5,416     7,649    (649)    7,000
                         -------  -------  -------  --------  ------  --------
Net interest income..... $ 3,877  $(3,017) $   860  $  3,808  $  449  $  4,257
                         =======  =======  =======  ========  ======  ========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Market risk is the risk of loss from adverse changes in market prices. In particular, the market prices of interest-earning assets may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Bank's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Bank is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Bank's assets and liabilities.

  Interest rate risk is the exposure of the Bank's net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

  The Bank's Asset/Liability Management Committee, comprised of senior management and several Directors, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

  The Bank is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase the value of the net assets of the Bank (the liquidation value of stockholders' equity) would decline. At December 31, 1998 it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 7.75% to 9.75%) would reduce the value of the net assets of the Bank by $9,737,000. On the other hand, if interest rates were to decrease, the value of the net assets of the Bank would increase.

  Although the value of the net assets of the Bank is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Bank's earnings. If interest rates were to increase the net interest income of the Bank would increase because the Bank has more interest-earning assets than it has interest-bearing liabilities and much of this excess amount reprices within a short period of time. As a result, the Bank's net interest income is instead subject to a risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 7.75% to 5.75%) it is estimated that the net interest income of the Bank would decrease by $4,183,000. On the other hand, if interest rates were to increase the net interest income of the Bank would increase.

Item 8. Financial Statements and Supplementary Data.

  At December 31, 1998, CCBT Bancorp, Inc. was a wholly owned subsidiary of Cape Cod Bank and Trust Company. Accordingly, the consolidated financial statements of Cape Cod Bank and Trust Company and its subsidiaries are presented here.

                          FINANCIAL STATEMENTS INDEX

  . Report of Grant Thornton, LLP as Independent Certified Public Accountants

  . Report of Ernst & Young, LLP as Independent Certified Public Accountants

  . Consolidated Statements of Condition at December 31, 1998, 1997 and 1996

  . Consolidated Statements of Income for the Three Years Ended December 31,
    1998

  . Consolidated Statements of Cash Flows for the Three Years Ended
    December 31, 1998

  . Consolidated Statements of Changes in Stockholders' Equity for the Three
    Years Ended December 31, 1998

  . Consolidated Statements of Comprehensive Income for the Three Years Ended
    December 31, 1998

  . Notes to Consolidated Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Cape Cod Bank and Trust Company

  We have audited the consolidated statement of condition of Cape Cod Bank and Trust Company as of December 31, 1998, and the related consolidated statements of income, cash flows, stockholders' equity, and comprehensive income for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cape Cod Bank and Trust Company as of December 31, 1997 and 1996 and for the years then ended were audited by other auditors whose report dated January 30, 1998, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cape Cod Bank and Trust Company as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Boston, Massachusetts
January 29, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Cape Cod Bank and Trust Company

  We have audited the accompanying consolidated statements of condition of Cape Cod Bank and Trust Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cape Cod Bank and Trust Company at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 30, 1998

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                   December 31,
                                     ------------------------------------------
                                          1998           1997          1996
               ASSETS                --------------  ------------  ------------
Cash and due from banks............  $   29,383,227  $ 33,849,649  $ 20,720,015
                                     --------------  ------------  ------------
Interest-bearing deposits in
 banks.............................          43,888       237,844       240,782
                                     --------------  ------------  ------------
Securities available for sale at
 fair value (Note 2)...............     496,020,243   372,751,235   312,358,427
                                     --------------  ------------  ------------
Federal Home Loan Bank stock, at
 cost..............................      22,125,400    18,744,900    16,705,700
                                     --------------  ------------  ------------
Loans (Notes 3 and 4)
 Commercial loans..................      70,766,629    72,190,145    70,672,773
 Construction mortgage loans.......      47,939,708    34,798,447    16,449,090
 Commercial mortgage loans.........     207,860,415   198,944,076   197,056,394
 Industrial revenue bonds..........       1,344,336     1,882,600     2,885,318
 Residential mortgage loans........     254,320,484   203,461,595   132,475,131
 Consumer loans....................      11,588,705    15,902,887    32,767,662
 Loans held for sale...............      18,140,522     3,930,152     1,125,640
                                     --------------  ------------  ------------
 Total loans.......................     611,960,799   531,109,902   453,432,008
 Less: Reserve for loan losses.....     (11,107,633)  (10,962,345)  (11,416,873)
                                     --------------  ------------  ------------
 Net loans.........................     600,853,002   520,147,557   442,015,135
                                     --------------  ------------  ------------
Premises and equipment (Note 5)....      12,847,002    12,776,994    13,090,868
Deferred tax assets................       4,992,690     4,630,204     4,880,682
Current tax assets.................         177,720           --            --
Accrued interest receivable on
 securities........................       4,067,975     3,749,980     2,102,156
Principal and interest receivable
 on loans..........................       3,596,836     3,138,181     2,376,094
Mortgage servicing rights..........         893,992       330,364       127,122
Assets in charitable trusts........       1,000,000     1,000,000     1,000,000
Other assets.......................       1,528,022     1,747,807     2,267,212
                                     --------------  ------------  ------------
 Total assets......................  $1,177,530,161  $973,104,715  $817,884,193
                                     ==============  ============  ============
   LIABILITIES AND STOCKHOLDERS'
               EQUITY
Demand deposits....................  $  160,966,042  $147,278,175  $118,490,803
NOW account deposits...............     114,210,098   103,754,145    95,485,946
Money market account deposits......     141,316,906   149,096,741   146,779,625
Other savings deposits.............     160,125,653   157,868,656   152,600,646
Certificates of deposit of $100,000
 or more...........................      30,299,027    26,453,179    16,147,569
Other time deposits................     120,979,249   124,633,590   103,828,855
                                     --------------  ------------  ------------
 Total deposits....................     727,896,975   709,084,486   633,333,444
Borrowings from the Federal Home
 Loan Bank (Note 8)................     343,506,683   171,295,274   102,685,085
Other short-term borrowings (Note
 8)................................      14,606,322    11,662,360     9,359,746
Current taxes payable..............         255,080       178,325       275,953
Interest payable on deposits.......       1,060,045     1,255,127     1,078,374
Interest payable on borrowings.....       1,437,695       577,366       579,232
Post retirement benefits payable...       2,016,146     1,692,186     1,391,710
Employee profit sharing retirement
 and bonuses payable...............       1,783,350       787,553     1,409,532
Other liabilities..................       1,425,465       935,744     1,167,929
                                     --------------  ------------  ------------
 Total liabilities.................   1,093,987,761   897,468,421   751,281,005
                                     --------------  ------------  ------------
Commitments and contingencies
 (Notes 5 and 10)
Stockholders' equity (Notes 6 and
 9)
 Common stock, $2.50 par value
  Authorized: 12,000,000 shares
  Outstanding: 9,061,064 shares....      22,652,660    11,326,330    11,326,330
 Surplus...........................      13,903,294    25,229,624    25,229,624
 Undivided profits.................      46,704,129    38,677,715    29,234,826
 Accumulated other comprehensive
  income...........................         282,317       402,625       812,408
                                     --------------  ------------  ------------
 Total stockholders' equity........      83,542,400    75,636,294    66,603,188
                                     --------------  ------------  ------------
 Total liabilities and
  stockholders' equity.............  $1,177,530,161  $973,104,715  $817,884,193
                                     ==============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  for the Three Years Ended December 31, 1998

                                              1998        1997        1996
                                           ----------- ----------- -----------
INTEREST INCOME
 Interest and fees on loans............... $48,258,130 $44,597,302 $40,839,410
 Taxable interest income on securities....  23,773,180  21,681,389  13,894,468
 Tax-exempt interest income on
  securities..............................     740,344     759,957     794,063
 Dividends on securities..................   1,206,296     663,740     917,342
                                           ----------- ----------- -----------
Total interest income.....................  73,977,950  67,702,388  56,445,283
                                           ----------- ----------- -----------
INTEREST EXPENSE
 Interest on deposits.....................  19,589,900  21,335,764  19,307,349
 Interest on borrowings from the Federal
  Home Loan Bank..........................  15,955,929   8,961,486   3,712,583
 Interest on other short-term borrowings..     665,338     497,887     775,131
                                           ----------- ----------- -----------
Total interest expense....................  36,211,167  30,795,137  23,795,063
                                           ----------- ----------- -----------
Net interest income.......................  37,766,783  36,907,251  32,650,220
Provision for loan losses (Note 4)........         --          --          --
                                           ----------- ----------- -----------
Net interest income after provision for
 loan losses..............................  37,766,783  36,907,251  32,650,220
                                           ----------- ----------- -----------
NON-INTEREST INCOME
 Trust and Investment division fees.......   5,111,716   4,344,027   3,950,392
 Credit card merchant fees................   3,878,902   3,404,145   3,229,837
 MoneyCard interchange fees...............     453,014     306,151     116,536
 Service charges on deposit accounts......   1,513,856   1,532,827   1,520,514
 Return and overdraft charges.............   2,044,653   2,008,882   1,872,525
 ATM fees.................................     612,677     529,441     219,366
 Settlement from software provider (Note
  13).....................................         --    1,900,000         --
 Net gain (loss) on sale of loans.........     353,958     115,834     (55,409)
 Residential mortgage marketing gain
  servicing rights........................     686,537     236,577     137,671
 Gain on sale of credit card portfolio....         --    2,140,570         --
 Net gain (loss) on sale of investment
  securities (Note 2).....................     383,888     535,678     131,746
 Other....................................   1,996,687   3,119,424   2,750,482
                                           ----------- ----------- -----------
Total non-interest income.................  17,035,888  20,173,556  13,873,660
                                           ----------- ----------- -----------
NON-INTEREST EXPENSE
 Salaries and wages.......................  11,578,347  11,754,886  11,012,447
 Employee benefits (Note 6)...............   4,707,206   4,577,627   4,436,349
 Occupancy expense........................   2,148,275   2,284,832   2,470,662
 Equipment rental and expense.............   1,989,637   2,227,641   1,934,708
 Credit card processing expense...........   3,275,084   3,197,436   2,932,946
 Advertising and marketing expense........     858,775     924,714     830,082
 Printing and supplies....................     876,808     945,835   1,141,094
 Delivery and communication expense.......   1,390,952   1,316,440   1,094,235
 Service charges correspondent banks......     420,437     206,245      63,245
 Directors' fees..........................     329,300     324,854     295,263
 Outside services.........................   4,578,965   4,075,618   2,098,680
 ATM network expense......................     407,686     293,427     388,418
 Insurance expense........................     336,143     336,252     259,022
 Expenses from defaulted loans............     120,777     116,275     153,365
 Other....................................   1,177,499   3,060,282   1,874,557
                                           ----------- ----------- -----------
Total non-interest expense................  34,195,891  35,642,364  30,985,073
                                           ----------- ----------- -----------
Income before income taxes................  20,606,780  21,438,443  15,538,807
Provision for income taxes (Note 7).......   8,049,834   8,189,907   6,070,397
                                           ----------- ----------- -----------
Net income................................ $12,556,946 $13,248,536 $ 9,468,410
                                           =========== =========== ===========
Average shares outstanding................   9,061,064   9,061,064   9,052,580
Basic earnings per share (Notes 9 and
 12)...................................... $      1.39 $      1.46 $      1.05
Diluted earnings per share................ $      1.38 $      1.46 $      1.05
Cash dividends declared...................         .50         .42         .36

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 1998

                                       1998           1997           1996
                                   -------------  -------------  -------------
CASH PROVIDED BY OPERATING
 ACTIVITIES
Net income.......................  $  12,556,946  $  13,248,536  $   9,468,410
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Provision for loan losses.......            --             --             --
 Depreciation and amortization...      1,913,955      2,194,828      1,704,379
 Net amortization of securities..      1,979,750     (2,085,330)      (307,656)
 Gain from Mortgage Servicing
  rights.........................       (686,537)      (236,577)      (137,671)
 Amortization of deferred loan
  fees costs.....................        862,228        821,635        (18,445)
 Net gain on sale of investment
  securities.....................       (383,888)      (535,678)      (131,746)
 Deferred (prepaid) income
  taxes..........................       (664,597)       214,136         98,019
 Gain from settlement............            --      (1,900,000)           --
 Gain on sale of loans...........       (353,958)      (115,834)        55,409
 Gain on sale of credit card
  portfolio......................            --      (2,140,570)           --
 Gain on sale of mutual funds
  held for trading...............            --      (1,068,320)           --
Net change in:
 Loans held for sale.............    (14,210,369)    (2,804,512)       806,459
 Accrued interest receivable.....       (776,650)    (2,409,911)    (1,467,487)
 Accrued expenses and other
  liabilities....................      2,474,725       (378,801)     1,302,685
 Other, net......................      2,449,806        524,463        399,282
                                   -------------  -------------  -------------
Net cash provided by operating
 activities......................      5,161,411      3,328,065     11,771,638
                                   -------------  -------------  -------------
CASH USED BY INVESTING ACTIVITIES
 Net increase in loans...........   (159,465,444)  (197,603,424)   (55,619,727)
 Proceeds from sale of loans.....     93,135,361    121,319,852     12,988,808
 Dispositions of property from
  defaulted loans................        809,674        474,500        645,000
 Purchase of mutual funds held
  for trading....................            --     (75,000,000)           --
 Proceeds from sale of mutual
  funds held for trading.........            --      76,068,320            --
 Maturities of securities........    490,955,326    289,317,822    166,738,525
 Purchase of available for sale
  securities.....................   (866,415,999)  (680,844,675)  (501,787,175)
 Sale of available for sale
  securities.....................    243,852,925    335,485,576    197,169,611
 Purchase of premises and
  equipment......................     (2,130,960)    (2,277,538)    (4,166,119)
                                   -------------  -------------  -------------
Net cash used by investing
 activities......................   (199,259,117)  (133,059,567)  (184,031,077)
                                   -------------  -------------  -------------
CASH PROVIDED BY FINANCING
 ACTIVITIES
 Net increase in deposits........     18,812,489     75,751,042     64,020,388
 Net increase in borrowings from
  the Federal Home Loan Bank.....    172,211,409     68,610,189     93,298,788
 Net increase in other short-term
  borrowings.....................      2,943,962      2,302,614      3,582,367
 Cash dividends paid on common
  stock..........................     (4,530,532)    (3,805,647)    (3,216,678)
                                   -------------  -------------  -------------
Net cash provided by financing
 activities......................    189,437,328    142,858,198    157,684,865
                                   -------------  -------------  -------------
Net increase (decrease) in cash
 and cash equivalents............     (4,660,378)    13,126,696    (14,574,574)
Cash and cash equivalents at
 beginning of year...............     34,087,493     20,960,797     35,535,371
                                   -------------  -------------  -------------
Cash and cash equivalents at end
 of year.........................  $  29,427,115  $  34,087,493  $  20,960,797
                                   =============  =============  =============
Cash equivalents include amounts
 due from banks and federal funds
 sold.
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash paid for:
 Interest........................  $  35,545,921  $  30,620,250  $  23,061,614
 Income taxes....................      9,476,298      5,540,921      5,603,982
Non-cash transactions:
 Additions to property from
  defaulted loans................  $     188,900  $     665,274  $     975,000
 Loans to finance OREO property..        137,500        104,125         83,000

   The accompanying notes are an integral part of these financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1998

                                            1998         1997         1996
                                        ------------  -----------  -----------
COMMON STOCK
Balance, beginning of year............  $ 11,326,330  $11,326,330  $ 5,663,165
Two-for-one stock distribution........    11,326,330          --     5,663,165
                                        ------------  -----------  -----------
Balance, end of year..................    22,652,660   11,326,330   11,326,330
                                        ------------  -----------  -----------
SURPLUS
Balance, beginning of year............    25,229,624   25,229,624   25,204,873
Two-for-one stock distribution........   (11,326,330)         --           --
Difference between cost and current
 value of ESOP stock allocated to em-
 ployees..............................           --           --        24,751
                                        ------------  -----------  -----------
Balance, end of year..................    13,903,294   25,229,624   25,229,624
                                        ------------  -----------  -----------
UNDIVIDED PROFITS
Balance, beginning of year............    38,677,715   29,234,826   28,646,259
Net income............................    12,556,946   13,248,536    9,468,410
Cash dividends declared...............    (4,530,532)  (3,805,647)  (3,216,678)
Two-for-one stock distribution........           --           --    (5,663,165)
                                        ------------  -----------  -----------
Balance, end of year..................    46,704,129   38,677,715   29,234,826
                                        ------------  -----------  -----------
UNALLOCATED STOCK IN ESOP
Balance, beginning of year............           --           --       (82,409)
Allocated to employees................           --           --        82,409
                                        ------------  -----------  -----------
Balance, end of year..................           --           --           --
                                        ------------  -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year............       402,625      812,408      169,025
                                        ------------  -----------  -----------
Net other comprehensive income........      (120,308)    (409,783)     643,383
                                        ------------  -----------  -----------
Balance, end of year..................       282,317      402,625      812,408
                                        ------------  -----------  -----------
  Total stockholders' equity, end of
   year...............................  $ 83,542,400  $75,636,294  $66,603,188
                                        ============  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  For the Three Years Ended December 31, 1998

                                            1998         1997         1996
                                         -----------  -----------  -----------
Net income.............................  $12,556,946  $13,248,536  $ 9,468,410
                                         -----------  -----------  -----------
Holding gains (losses) on securities
 available for sale....................      177,084     (104,462)   1,177,836
Reclassification of gains on securities
 realized in income....................     (383,888)    (535,678)    (131,746)
                                         -----------  -----------  -----------
Net unrealized gains (losses)..........     (206,804)    (640,140)   1,046,090
Related tax effect.....................       86,496      230,357     (402,707)
                                         -----------  -----------  -----------
Net other comprehensive income.........     (120,308)    (409,783)     643,383
                                         -----------  -----------  -----------
Comprehensive income...................  $12,436,638  $12,838,753  $10,111,793
                                         ===========  ===========  ===========




   The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  Principles of consolidation--The accompanying consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries. All intercompany accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements.

  Nature of operations--The Bank provides loans, deposit, trust and investment services to businesses and consumers located in southeastern Massachusetts.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents--All the amounts shown as cash and due from banks is made up of checks and similar items in the process of collection or as is needed to satisfy a requirement to maintain a portion of the Bank's deposits in an account at the Federal Reserve. Accordingly, it does not represent a source of liquidity for the Bank.

  Securities--Securities held for investment are stated at cost adjusted for amortization of premium and accretion of discount and the Bank has the positive intent and ability to hold those securities to maturity. Available for sale securities are securities which might be sold prior to maturity to meet needs for liquidity or for the purchase of alternative investments. These securities are stated at market. Unrealized gains and losses on such securities, if any, are credited or charged to stockholders' equity net of any related tax effect. Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. At December 31, 1998, 1997, and 1996, the Bank did not own any trading securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

  Loans--Loans are reported at their principal outstanding, net of charge-offs. Loan fees, net of the direct cost of originating a loan, are deferred and taken into income over the life of the loan.

  Interest income on loans is recognized when accrued. Accrual of interest income on loans is discontinued when it is doubtful whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral held by the Bank. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest collected on nonaccrual loans is credited to interest income when received. When doubt exists as to the ultimate collection of principal on a loan, the estimated loss is included in the provision for loan losses.

  Loans held for sale--Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  Impaired loans--A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

  Mortgage servicing rights--On January 1, 1997, the Bank adopted Statement of Financial Accounting Standards No. 125 which requires that the fair value of the right to service loans be capitalized when the loans are sold to other investors and amortized against servicing income over the estimated life of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

  Reserve for loan losses--The reserve for loan losses is an estimate of the amount necessary to provide an adequate reserve to absorb probable losses in the current loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience and current economic conditions. Loan losses are charged against the reserve when management believes the collectibility of the principal is unlikely. Recoveries on loans previously charged off are credited to the reserve. The reserve is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

  Property from defaulted loans--Property from defaulted loans is carried at the lower of the amount of the related loan or the estimated market value of the assets received, less estimated selling costs. Property from defaulted loans includes foreclosed properties where the Bank has actually received title or taken possession. Provisions or losses subsequent to acquisition, operating income and expenses, and gains or losses from the sale of properties are credited or charged to income, while costs relating to improving real estate are capitalized.

  Premises and equipment--Premises and equipment are reported at cost less accumulated depreciation. Depreciation is computed on a straight-line basis by charges to income in amounts estimated to recover the cost of premises and equipment over their estimated useful lives, which range between 3 and 8 years for furniture and fixtures and up to 40 years for Bank premises and leasehold improvements.

  Marketing expense--The Bank charges to marketing expense any advertising related expenses at the time they are due.

  Provision for income taxes--The provision for income taxes includes deferred income taxes arising as a result of reporting some items of revenue and expense in different years for tax and financial reporting purposes.

  Earnings per share--In 1997, the Bank adopted Statement of Financial Accounting Standards No. 128 which changes the method of calculating earnings per share and requires restatement of prior periods. This had no effect on earnings per share for any prior period shown.

  Reclassifications--Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation without effect on net income.

  New accounting pronouncements--Effective January 1, 1997, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Adoption of SFAS No. 125 and SFAS No. 127 in 1998 did not have a significant effect on the Bank's financial position or results of operations.

  In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure," which is effective for the Bank's 1998 financial statements. The Bank's disclosures comply with the provisions of this Statement.

  In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Bank's financial statements comply with the provisions of this Statement.

  Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Bank's 1998 financial statements. This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Bank has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for the Bank's 1998 financial statements. This Statement standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Bank's disclosures comply with the provisions of this Statement.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Bank is required to adopt this Statement effective January 1, 2000. Through December 31, 1998, the Bank's use of derivative instruments has not been material.

(2) Securities

  The adjusted cost and estimated market values of securities which the Bank considers to be available for sale were as follows:

                                                  December 31, 1998
                                       ----------------------------------------
                                                  Gross      Gross    Estimated
                                       Adjusted Unrealized Unrealized  Market
                                         Cost     Gains      Losses     Value
                                       -------- ---------- ---------- ---------
                                            (Dollar amounts in thousands)
U.S. Government agency CMOs..........  $266,397   $1,506     $  850   $267,053
Other U.S. Government agencies.......    18,554      124        235     18,443
Other collateralized mortgage obliga-
 tions...............................    79,107      617        176     79,548
State and municipal obligations......    16,416      --         --      16,416
Other debt securities................   115,061      138        638    114,561
FHLB stock...........................    22,125      --         --      22,125
                                       --------   ------     ------   --------
  Totals.............................  $517,660   $2,385     $1,899   $518,146
                                       ========   ======     ======   ========

  The net unrealized gain on these securities is included net of tax in stockholders' equity.

  The Bank's investment securities are subject to market risk in the following ways. $255,570,000 of the investment securities owned as of December 31, 1998 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps which range from 8% to 25%.

  The adjusted cost and estimated market values of securities which the Bank considered to be available for sale were as follows:

                                                  December 31, 1997
                                       ----------------------------------------
                                                  Gross      Gross    Estimated
                                       Adjusted Unrealized Unrealized  Market
                                         Cost     Gains      Losses     Value
                                       -------- ---------- ---------- ---------
                                            (Dollar amounts in thousands)
U.S. Government agency CMOs..........  $121,507    $657       $ 57    $122,107
Other U.S. Government agencies.......    82,371      87         68      82,390
Other collateralized mortgage obliga-
 tions...............................    64,540     198        107      64,631
State and municipal obligations......    16,325     --           3      16,322
Other debt securities................    87,320      43         58      87,305
FHLB stock...........................    18,741     --         --       18,741
                                       --------    ----       ----    --------
  Totals.............................  $390,804    $985       $293    $391,496
                                       ========    ====       ====    ========

  The adjusted cost and estimated market values of securities which the Bank considered to be available for sale were as follows:

                                                  December 31, 1996
                                       ----------------------------------------
                                                  Gross      Gross    Estimated
                                       Adjusted Unrealized Unrealized  Market
                                         Cost     Gains      Losses     Value
                                       -------- ---------- ---------- ---------
                                            (Dollar amounts in thousands)
U.S. Government agency CMOs..........  $155,527   $1,014      $130    $156,411
Other U.S. Government agencies.......    44,311       53        39      44,325
Other collateralized mortgage obliga-
 tions...............................    70,394      379        62      70,711
State and municipal obligations......    25,222       79       --       25,301
Other debt securities................    15,443       38       --       15,481
FHLB stock...........................    16,835      --        --       16,835
                                       --------   ------      ----    --------
  Totals.............................  $327,732   $1,563      $231    $329,064
                                       ========   ======      ====    ========

  Gross proceeds from the sale of available for sale securities were $243,852,925 in 1998. Gross gains of $394,397 and gross losses of $10,509 were realized on those sales.

  Gross proceeds from the sale of available for sale securities were $271,238,838 in 1997. Gross gains of $562,228 and gross losses of $26,550 were realized on those sales. Gross proceeds from the sale of available for sale securities were $197,169,611 in 1996. Gross gains of $327,889 and gross losses of $196,143 were realized on those sales. The amount of income tax expense attributable to net gains in 1998, 1997 and 1996 was $161,584, $226,902 and $56,148, respectively.

  The adjusted cost and estimated market value of debt securities which the Bank considered to be available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Adjusted        Estimated
                                                    Cost         Market Value
                                                -------------- ----------------
                                                (Dollar amounts in thousands)
Due in one year or less........................ $       45,804   $       45,846
Due after one year through five years..........         60,672           60,742
Due after five years through ten years.........         79,833           79,629
Due after ten years............................        331,351          331,929
                                                --------------   --------------
  Totals....................................... $      517,660   $      518,146
                                                ==============   ==============

  At December 31, 1998, securities carried at $147,845,000 were pledged to secure public deposits and borrowings from the U.S. Treasury. Federal Home Loan Bank stock of $22,125,400 is pledged to secure FHLB borrowings.

(3) Loans

  The Bank enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers at December 31, 1998, 1997 and 1996 was $16,418,718, $15,937,340 and $13,244,549,
respectively. During 1998, $21,798,603 in new loans were made to Directors and Officers and there were $21,317,225 in repayments. The total amount of deposits of Directors and Officers at December 31, 1998, 1997 and 1996 was $8,010,955, $8,413,028 and $4,751,376, respectively.

  Nonaccrual loans at December 31, 1998, 1997 and 1996 amounted to $7,468,000, $2,770,000 and $3,679,000, respectively. Gross income was reduced by $258,276 in 1998 because of the loss of income from these nonaccrual loans and others which were charged off during the year.

  The amount of restructured troubled debt which was performing in accordance with amended terms at December 31, 1998, 1997 and 1996 was $478,000, $1,131,000 and $3,439,000, respectively. For each of these years, the difference between the amount of income recorded on these loans and the amount of income that would have been recognized had the loans performed in accordance with their original terms was not material.

  Loans to finance other real estate owned in accordance to Statement of Financial Accounting Standards No. 66 for the years ended December 31, 1998, 1997 and 1996 was $137,500, $104,125 and $83,000, respectively.

  Included in the consumer loan totals for the years ended December 31, 1998, 1997 and 1996 are customer account overdrafts that the Bank reclassified as loans in the amounts of $407,700, $742,806 and $1,224,519, respectively.

  The Bank also has participated in loans with other entities. As of December 31, 1998, gross participation loans totaled $1,777,084 of which $1,001,080 was participated out. December 31, 1997 gross participation loans totaled $6,915,069 of which $3,344,963 was participated out. December 31, 1996 gross participation loans totaled $7,970,918 of which $3,783,369 was participated out.

  The Bank's business is primarily in southeastern Massachusetts, and many of the Bank's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

  Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $122,908,000, $75,140,000 and $68,624,000 at December
31, 1998, 1997 and 1996, respectively.

  The fair value balance of capitalized servicing rights was determined using a discount rate of 8% and a prepayment speed of 7%.

  The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

                                                                December 31,
                                                              -----------------
                                                              1998  1997  1996
                                                              ----- ----- -----
                                                               (Dollar amounts
                                                                in thousands)
Mortgage servicing rights capitalized........................ $ 687 $ 237 $ 138
                                                              ===== ===== =====
Mortgage servicing rights amortized.......................... $ 123 $  33 $  11
                                                              ===== ===== =====

(4) Reserve for Loan Losses

  The changes in the reserve for loan losses during the three years ended December 31, 1998 were as follows:

                                           1998         1997         1996
                                        -----------  -----------  -----------
Balance, beginning of year............. $10,962,345  $11,416,873  $11,701,258
Provision for loan losses..............         --           --           --
Charge-offs............................    (606,686)  (1,336,521)  (1,345,977)
Recoveries on loans previously charged
 off...................................     751,974      881,993    1,061,592
                                        -----------  -----------  -----------
Balance, end of year................... $11,107,633  $10,962,345  $11,416,873
                                        ===========  ===========  ===========

  The following is a summary of information pertaining to impaired loans:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
Impaired loans without a valuation allow-
 ance........................................  $      --  $      --  $      --
Impaired loans with a valuation allowance:
  Commercial loans...........................  $  537,661 $  193,108 $  361,081
  Commercial mortgage loans..................   2,277,262    986,323    518,745
  Residential mortgage loans.................     474,000        --     196,306
                                               ---------- ---------- ----------
    Total impaired loans.....................  $3,288,923 $1,179,431 $1,076,132
                                               ========== ========== ==========
Valuation allowance related to impaired
 loans.......................................  $  592,006 $  212,298 $  193,704
Additional FASB 114 reserves on impaired
 loans.......................................     406,821    176,800    164,035
                                               ---------- ---------- ----------
    Total valuation allowance for impaired
     loans...................................  $  989,827 $  389,098 $  357,739
                                               ========== ========== ==========
Average investment in impaired loans.........  $1,645,505 $1,086,660 $3,375,711
                                               ========== ========== ==========
Interest income recognized on impaired
 loans.......................................  $  309,131 $  108,666 $  337,546
                                               ========== ========== ==========
Interest income recognized on a cash basis on
 impaired loans..............................  $  309,131 $  108,666 $  337,546
                                               ========== ========== ==========

(5) Bank Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization of $10,593,000 at December 31, 1998, $9,205,000 at December 31, 1997, and $7,941,000 at December 31, 1996. Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2012. Annual rental expenses under these leases were $808,000 in 1998, $767,000 in 1997, and $733,000 in 1996. The total rental commitments under non-cancelable leases for future years are $5,023,000 not including amounts payable under consumer price index escalator provisions in three such leases which become effective in 1999 and later years. Annual commitments are $890,100 in 1999, $694,000 in 2000, $479,000 in 2001, $431,000 in 2002, $396,000 in 2003 and a
total of $2,316,000 for the years 2004 through 2012. Certain of these leases also contain renewal options.

                                                           December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
Premises:
  Land.............................................. $  1,390  $ 1,390  $ 1,390
  Buildings.........................................    7,781    8,048    7,096
  Leasehold improvements............................    4,114    3,810    3,437
  Equipment.........................................   11,102    9,399    9,833
                                                     --------  -------  -------
  Accumulated depreciation..........................  (11,540)  (9,870)  (8,665)
                                                     --------  -------  -------
                                                     $ 12,847  $12,777  $13,091
                                                     ========  =======  =======

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,780,000, $2,101,000 and $1,621,000, respectively.

(6) Employee Benefits

  The Bank has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Bank contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,068,000 in 1998, $786,000 in 1997 and $745,000 in 1996. Also in 1998, 1997, and 1996, bonuses were accrued under the provisions of the Bank's Profit Incentive Plan totaling $706,000, $762,000 and $660,000, respectively.

  The Bank's Employee Stock Ownership Plan holds 44,600 shares of the Bank's common stock. In 1996, the remaining 9,146 shares were allocated to employees and $107,160 was recorded as expense.

  The Bank has an unfunded plan for providing medical and life insurance coverage for retired employees who meet age and service requirements. For an employee retiring at age 65 with 30 or more years of service, the Bank pays 100% of the cost of his or her medical insurance and 50% of the cost of the medical insurance of his or her dependents. The Bank also pays for the cost of life insurance in an amount between $5,000 and $25,000 based on the earnings of the employee and the number of years since retirement. Lesser benefits are provided for employees who retire at a younger age or with fewer years of service. The Bank's share of increases in the cost of providing post-retirement medical insurance is limited to 5% per year for employees who retire after 1993.

  Statement of Financial Accounting Standards No. 106 requires that the expected expense be recognized over the period that employees render the service making them eligible for this benefit rather than when the premiums are actually paid following retirement. S.F.A.S. No. 106 will increase the amount of expense over the transitional period during which expense will be charged for both the expense of current premiums and to build up a reserve of approximately $3,000,000 for future premiums.

  The following table sets forth the plan's funded status reconciled with the amount shown in the Bank's statement of condition at December 31, 1998, 1997 and 1996:

                                                1998        1997        1996
                                             ----------  ----------  ----------
Accumulated post-retirement benefit obliga-
 tion:
  Retirees.................................  $  796,448  $  850,567  $  737,035
  Fully eligible active plan participants..     564,518     430,087     390,504
  Other plan participants..................   1,629,512   1,508,428   1,572,669
                                             ----------  ----------  ----------
                                              2,990,478   2,789,082   2,700,208
Plan assets at fair value..................         --          --          --
                                             ----------  ----------  ----------
Accumulated post-retirement benefit
 obligation in excess of plan assets.......   2,990,478   2,789,082   2,700,208
Unrecognized net gain from past experience
 different from that assumed and from
 changes in assumptions....................     563,568     550,854     449,102
Unrecognized prior service cost............         --          --          --
Unrecognized net obligation at transition..  (1,537,900) (1,647,750) (1,757,600)
                                             ----------  ----------  ----------
Unfunded accrued post-retirement benefit
 expense...................................  $2,016,146  $1,692,186  $1,391,710
                                             ==========  ==========  ==========

  Net periodic post-retirement benefit for 1998, 1997 and 1996 included the following components:

                                                   1998      1997      1996
                                                 --------  --------  --------
Service cost--benefits attributed to service
 during the year................................ $153,799  $133,729  $148,301
Interest cost on accumulated post-retirement
 benefit obligation.............................  171,024   172,768   194,908
Actual return on plan assets....................      --        --        --
Amortization of transition obligation over 20
 years..........................................  109,850   109,850   109,850
Amortization of gain............................ (550,854) (449,102) (242,958)
Asset gain deferred.............................  518,754   419,156   242,958
                                                 --------  --------  --------
Net periodic post-retirement benefit cost....... $402,573  $386,401  $453,059
                                                 ========  ========  ========

  For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999; the rate was assumed to decrease gradually to 5% by 2003 and remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 by $47,517 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $3,564.

  The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.5%.

  Post-employment benefits are all types of benefits provided to former or inactive employees, their beneficiaries and covered dependents. Post-employment benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers' compensation), job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage.

  In 1997, the Bank adopted a Stock Option Plan. Options on up to 400,000 shares may be granted under the plan. Options become exercisable over a period of four years at the rate of 25% per year and expire after 10 years. The Bank measures compensation cost for plans such as this using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Accordingly, no compensation cost was recognized on these options.

  The table below shows the number of stock options which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited or expired.

                                  1998                    1997                    1996
                         ----------------------- ----------------------- -----------------------
                                Weighted Average        Weighted Average        Weighted Average
                         Shares  Exercise Price  Shares  Exercise Price  Shares  Exercise Price
                         ------ ---------------- ------ ---------------- ------ ----------------
Outstanding, beginning
 of year................ 26,000      $13.38         --          --        --          --
Granted................. 35,000      $20.34      26,000      $13.38       --          --
Exercised...............    --          --          --          --        --          --
Forfeited...............    --       $17.06         --          --        --          --
                         ------                  ------                   ---
Outstanding, end of
 year................... 57,000      $17.41      26,000      $13.38       --          --
                         ======                  ======                   ===

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                            Remaining
 Exercise Price   Number Outstanding     Contractual Life     Number Exercisable
 --------------   ------------------     ----------------     ------------------
     $13.38             24,000                 8.35                 6,000
     $20.75             24,000                 9.12                   --
     $19.25              9,000                 9.87                   --

  A value at the time of grant was calculated for each option using the Black-Scholes option pricing model with an estimated average option life of 5 years and using the five-year averages of price volatility of the Bank's common stock dividend yield and a risk-free rate equal to the five-year Treasury rate. The table below shows these assumptions and the weighted-average fair value of the options which were granted during each year as well as what the effect would have been if the Bank had adopted the fair value method of accounting for stock options described in Statement of Financial Accounting Standards No. 123.

                                             1998         1997         1996
                                          -----------  -----------  ----------
Weighted average volatility..............       26.90%       31.40%
Weighted average dividend................        2.65%        2.93%
Weighted average risk-free rate..........        5.23%        6.57%
Weighted average fair value of options
 granted during the year................. $      5.12  $      3.94         --
Additional expense had the Bank adopted
 S.F.A.S. 123............................ $    39,628  $    34,680         --
Related tax benefit...................... $    16,575  $    14,505         --
Pro-forma net income..................... $12,532,870  $13,228,361  $9,468,410
Pro-forma basic and diluted earnings per
 share................................... $      1.38  $      1.46  $     1.05

  The Bank has also entered into stock appreciation rights agreements with selected employees who are paid the amount by which a certain number of shares exceeds its value at the time the agreement was entered into. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. $84,375 was charged to compensation expense in 1997. The table below shows the amount of stock appreciation rights which were exercised, granted, forfeited, or expired.

                                  1998             1997             1996
                             --------------- ----------------- ---------------
                                    Exercise          Exercise        Exercise
                             Shares  Price   Shares    Price   Shares  Price
                             ------ -------- -------  -------- ------ --------
Outstanding, beginning of
 year.......................   --       --    20,000   $9.50   20,000  $9.50
Granted..................... 3,700   $19.25      --      --       --     --
Exercised...................   --       --   (20,000)  $9.50      --     --
Forfeited...................   --       --       --      --       --     --
                             -----   ------  -------   -----   ------  -----
Outstanding, end of year.... 3,700   $19.25      --      --    20,000  $9.50
                             =====   ======  =======   =====   ======  =====

(7) Provision for Income Taxes

  The provision for income taxes for the three years ended December 31, 1998, 1997 and 1996, consists of the following:

                                                 1998        1997       1996
                                              ----------  ---------- ----------
Current federal income tax................... $6,756,489  $5,940,648 $4,395,067
Current state income tax.....................  1,957,942   2,035,123  1,577,311
                                              ----------  ---------- ----------
                                               8,714,431   7,975,771  5,972,378
                                              ----------  ---------- ----------
Deferred federal income tax..................   (523,786)    159,203     72,874
Deferred (prepaid) state income tax..........   (140,811)     54,933     25,145
                                              ----------  ---------- ----------
                                                (664,597)    214,136     98,019
                                              ----------  ---------- ----------
                                              $8,049,834  $8,189,907 $6,070,397
                                              ==========  ========== ==========

  Deferred (prepaid) income tax expense results from the recognition of income or expense items in different periods for income tax purposes than when they are accrued, such as interest earned on nonaccrual loans and the provision for possible loan losses.

  The following reconciles the provision for income taxes with the statutory federal income tax rate of 35%.

                                               1998        1997        1996
                                            ----------  ----------  ----------
Tax at statutory rate...................... $7,209,146  $7,503,455  $5,438,582
Reduction due to tax-exempt income.........   (293,139)   (328,829)   (315,350)
State taxes, net of federal tax benefit....  1,112,989   1,358,537   1,088,728
Change in valuation reserve................        --     (373,912)        --
Other, net.................................     20,838      30,656    (141,563)
                                            ----------  ----------  ----------
                                            $8,049,834  $8,189,907  $6,070,397
                                            ==========  ==========  ==========

  In 1997, interest and dividends on securities included $1,068,320 of capital gains from mutual fund investments. Capital loss carryovers were applied to this income and the valuation reserve was reduced by $373,912.

  At December 31, 1998, 1997 and 1996, the net deferred tax asset consisted of the following:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
Future bad debt deductions.................... $4,645,768 $4,486,888 $4,672,926
Nonaccrual loan interest......................    675,093    185,662     42,038
Unfunded accrued benefits.....................  1,081,774    901,325    719,299
Potential value of capital loss carryovers....        --         --     557,463
                                               ---------- ---------- ----------
  Gross deferred tax asset....................  6,402,635  5,573,875  5,991,726
Valuation reserve.............................        --         --     557,463
                                               ---------- ---------- ----------
  Deferred tax asset..........................  6,402,635  5,573,875  5,434,263
Deferred tax liability........................  1,409,945    943,671    553,581
                                               ---------- ---------- ----------
  Net deferred tax asset...................... $4,992,690 $4,630,204 $4,880,682
                                               ========== ========== ==========

(8) Borrowings

  Borrowings from the Federal Home Loan Bank at December 31, 1998 had maturity dates between January 19, 1999 and June 10, 2013 and bore interest rates between 4.85% and 7.05%. The weighted average interest rate on these borrowings was 5.31%. The balance at November 30, 1998 of $363,035,140 was the maximum amount outstanding at any month end during 1998. These borrowings are collateralized by the Bank's residential mortgage loans and securities. The Bank also has an IDEAL Way Line of Credit with Federal Home Loan Bank of Boston. The unused balance at December 31, 1998, 1997 and 1996 was $12,963,000.

  Other short-term borrowings at December 31, 1998, 1997 and 1996 consisted of a demand note payable to the U.S. Treasury of $212,748, $2,809,485 and $3,100,647, respectively, and securities sold subject to agreements to repurchase of $14,393,575, $8,852,875 and $6,259,099, respectively. These borrowings are collateralized by the pledge of securities.

(9) Stockholders' Equity

  On August 7, 1998, the Bank issued 4,530,532 shares of common stock in the form of a 100% stock dividend. The effect of this transaction was to increase the outstanding shares of common stock from 4,530,532 to 9,061,064. Net income and dividends per share have been restated for all periods presented to reflect this transaction.

  As a member of the Federal Deposit Insurance Corporation, the Bank is required to meet certain capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 1998, 1997 and 1996, the Bank met all regulatory capital requirements and satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance

Corporation Improvement Act. Management believes that there have been no events or conditions that have affected the well-capitalized category of the Bank.

  The Bank is required to maintain a leverage ratio, stockholders' equity to total assets, of at least 3%. For the Bank to be considered well-capitalized, this ratio must be at least 5%. At December 31, 1998, the Bank's leverage ratio was 7.1%.

  Risk-based capital requirements also apply.

  Some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the Bank's statement of condition. The risk-based capital regulations assign one of four weights to assets of the Bank--0%, 20%, 50% and 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. Most of the Bank's investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 1998, the Bank's total risk-weighted assets were $733,756,000 and its net risk-weighted assets were $731,820,000.

  Stockholders' equity and a portion of the reserve for loan losses can all be used to meet capital requirements. The reserve for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 1998, $9,172,000 of the reserve for loan losses could be used toward risk-based capital requirements. $485,000 in capital of the CCB&T Investment Company subsidiary is excluded for risk-based capital calculations. Also, $121,000 of intangible assets is excluded for risk-based capital calculations. Accordingly, at December 31, 1998, total capital for risk-based capital purposes was $91,826,000 equal to 12.5% of risk-weighted assets.

  This ratio is required to be at least 8%, and for the Bank to be considered well-capitalized it must be at least 10%.

  Stockholders' equity alone is required to be at least 4% of net risk-weighted assets. For the Bank to be considered well-capitalized, this ratio must be at least 6%. At December 31, 1998, the Bank's stockholders' equity was 11.3% of net risk-weighted assets.

  The risk-based capital ratio focuses on broad categories of credit risk. However, the ratio does not take account of many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies, and management's overall ability to monitor and control financial and operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take into account each of these other factors, including, in particular, the level and severity of problem and adversely classified assets. In light of these other considerations, banks generally are expected to operate above the minimum risk-based capital ratio and additional requirements may be set by bank examiners.

  Under state law, future cash dividends are limited to the balance in the undivided profits account.

(10) Commitments and Contingencies

  Substantially all of the amount shown as cash and due from banks is made up of checks and similar items in the process of collection or is needed to satisfy Federal Reserve requirements.

  As of December 31, 1998, this requirement was $11,076,000 which included $9,346,000 vault cash.

  In the normal course of business, various commitments are entered into by the Bank, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements.

Management does not anticipate any material losses as a result of these transactions. At December 31, 1998, 1997 and 1996, the Bank had the following commitments outstanding:

                                            1998         1997         1996
                                        ------------ ------------ ------------
Standby letters of credit.............. $  2,356,000 $  2,567,925 $  3,346,000
Commitments to extend credit at fixed
 rates.................................    9,465,067   10,108,350    4,707,000
Other commitments to extend credit.....  101,334,933   96,699,725  129,301,000
                                        ------------ ------------ ------------
Total commitments...................... $113,156,000 $109,376,000 $137,354,000
                                        ============ ============ ============

  In the event that interest rates increase during the period of the commitment, commitments to extend credit at a fixed rate of interest could result in the extension of credit at less than a prevailing rate of interest, with accompanying loss of value to the Bank. Although the commitments shown above are not carried on the statement of condition as loans, their risk is comparable to that of loans which are carried on the statement of condition. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential property and income producing commercial properties. In the event that no collateral is required, or the collateral proved to be of no value to the Bank, the Bank would be exposed to possible credit loss up to the maximum amount of these contingent liabilities.

  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(11) Disclosure about the Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value.

  At December 31, 1998, 1997 and 1996, the estimated fair values of the Bank's financial instruments were as follows:

                                1998              1997              1996
                          ----------------- ----------------- -----------------
                          Carrying   Fair   Carrying   Fair   Carrying   Fair
                           Amount   Value    Amount   Value    Amount   Value
                          -------- -------- -------- -------- -------- --------
                                      (Dollar amounts in thousands)
Financial assets:
  Cash and cash equiva-
   lents................. $ 29,427 $ 29,427 $ 34,087 $ 34,087 $ 20,961 $ 20,961
  Investment securities..  518,146  518,146  391,496  391,496  329,064  329,064
  Net loans..............  600,853  608,962  520,148  520,620  442,015  444,467
Financial liabilities:
  Deposits...............  727,897  729,704  709,084  709,780  633,333  633,820
  Borrowings from Federal
   Home Loan Bank........  343,507  344,434  171,295  172,009  102,685  103,074
  Other short-term
   borrowings............   14,606   14,606   11,662   11,662    9,360    9,360

  The carrying value of cash and cash equivalents and short-term borrowings approximates fair value because of the short maturity of these financial instruments.

  Fair values of commitments not reflected in the financial statements are not materially different from their carrying amounts.

  Fair values of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Because no market exists for a significant portion of the Bank's loans, fair value estimates were based on judgments regarding estimated future cash flows, current economic conditions, expected loss experience, risk characteristics of various kinds of loans, and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, unrealized gains or losses are not expected to be realized.

  As required by S.F.A.S. No. 107, the fair value of deposits does not include the value of the ongoing relationships with depositors, sometimes referred to as the "core deposit intangible", although it is unlikely that some amount would be received for this relationship on an actual sale of deposits. Similarly, the fair value of loans does not include any value assigned to customer relationships.

(12) Earnings Per Share

  The following reconciles the calculation of basic and diluted earnings per share for the three years ending December 31, 1998, 1997 and 1996:

                                                           1998
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (numerator) (denominator)  Amount
                                            ----------- ------------- ---------
Basic earnings per share................... $12,556,946   9,061,064     $1.39
Effect of dilutive stock options...........         --        7,926
                                            -----------   ---------
Diluted earnings per share................. $12,556,946   9,068,990     $1.38
                                                           1997
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (numerator) (denominator)  Amount
                                            ----------- ------------- ---------
Basic earnings per share................... $13,248,536   9,061,064     $1.46
Effect of dilutive stock options...........         --        3,504
                                            -----------   ---------
Diluted earnings per share................. $13,248,536   9,064,568     $1.46
                                                           1996
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (numerator) (denominator)  Amount
                                            ----------- ------------- ---------
Basic and diluted earnings per share....... $ 9,468,410   9,052,434     $1.05

(13) Selected Quarterly Financial Data (unaudited)

  The table below shows supplemental financial data for each quarter in 1998 and 1997.

                                                    1998
                          ---------------------------------------------------------
                          First Quarter Second Quarter Third Quarter Fourth Quarter
                          ------------- -------------- ------------- --------------
Interest income.........   $16,875,617   $17,896,787    $19,501,548   $19,703,998
Interest expense........     8,048,084     8,297,732      9,890,478     9,974,873
                           -----------   -----------    -----------   -----------
Net interest income.....     8,827,533     9,599,055      9,611,070     9,729,125
Provision for loan loss-
 es.....................           --            --             --            --
Non-interest income.....     3,632,707     4,187,575      4,860,504     4,355,102
Non-interest expense....     8,461,129     8,260,852      8,849,968     8,623,942
                           -----------   -----------    -----------   -----------
Income before income
 taxes..................     3,999,111     5,525,778      5,621,606     5,460,285
Provision for income
 taxes..................     1,599,343     2,201,580      2,237,542     2,011,369
                           -----------   -----------    -----------   -----------
Net income..............   $ 2,399,768   $ 3,324,198    $ 3,384,064   $ 3,448,916
                           ===========   ===========    ===========   ===========
Average shares outstand-
 ing....................     9,061,064     9,061,064      9,061,064     9,061,064
Net income per share....          $.26          $.37           $.38          $.38
Cash dividends de-
 clared.................          $.12          $.12           $.13          $.13
                                                    1997
                          ---------------------------------------------------------
                          First Quarter Second Quarter Third Quarter Fourth Quarter
                          ------------- -------------- ------------- --------------
Interest income.........   $15,703,645   $16,359,726    $17,740,687   $17,898,330
Interest expense........     7,044,933     7,426,532      8,020,327     8,303,345
                           -----------   -----------    -----------   -----------
Net interest income.....     8,658,712     8,933,194      9,720,360     9,594,985
Provision for loan loss-
 es.....................           --            --             --            --
Non-interest income.....     5,258,625     4,002,706      4,492,101     6,420,124
Non-interest expense....     7,738,989     8,648,095      9,156,816    10,098,464
                           -----------   -----------    -----------   -----------
Income before income
 taxes..................     6,178,348     4,287,805      5,055,645     5,916,645
Provision for income
 taxes..................     2,369,938     1,629,994      2,019,962     2,170,013
                           -----------   -----------    -----------   -----------
Net income..............   $ 3,808,410   $ 2,657,811    $ 3,035,683   $ 3,746,632
                           ===========   ===========    ===========   ===========
Average shares outstand-
 ing....................     9,061,064     9,061,064      9,061,064     9,061,064
Net income per share....          $.42          $.30           $.33          $.41
Cash dividends de-
 clared.................         $.105         $.105          $.105         $.105

  As a result of continuing reductions in the amount of non-performing assets, no provision for loan losses was made during 1997 or 1998.

  Non-interest income in the first quarter of 1997 was increased by $1,900,000 received on the settlement of a dispute with a software provider. Non-interest income in the fourth quarter of 1997 was increased by a $2,140,570 gain on the sale of the Bank's credit card portfolio.

  Because of the seasonal nature of the economy in the Bank's market area, demand deposits and business activity follow a seasonal cycle with their low point ordinarily being reached in February and their high point in August. As a result of this cycle, operating income in past years has usually been at its high during the third quarter of each year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  On June 18, 1998, the accounting firm Ernst & Young, LLP, was dismissed by the Company's Audit Committee and the accounting firm Grant Thornton, LLP, was hired to replace them. The financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were the opinions qualified as to uncertainty, audit scope or accounting principles. During the past two years and the subsequent interim period preceding the dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

  There were no changes in or disagreements with Accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  With the exception of certain information regarding the executive officers of Bancorp and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bancorp's definitive Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on April 22, 1999, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

  Information regarding the executive officers of Bancorp is contained in Item I of Part I to this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

  The response to this item is incorporated by reference from the discussion under the captions "Executive Compensation" and "The Board of Directors, its Committees and Compensation" in Bancorp's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The response to this item is incorporated by reference from the discussion under the caption "Ownership by Management and Other Stockholders" in Bancorp's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  The Bank enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers of the Bank at December 31, 1998, 1997 and 1996 was $16,418,718, $15,937,340, and
$13,244,549, respectively. During 1998, $21,798,603 in new loans were made to Directors and Officers and there were $21,317,225 in repayments.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 A. Documents filed as part of the report:

  Exhibits as required by Item 601 of Regulation S-K ((S) 229.601 of this chapter).

 Exhibit                               Description
 -------                               -----------
  2.1    Plan of Reorganization and Acquisition dated as of October 8, 1998 between Bancorp and the Bank (filed as Exhibit 2.1 to Bancorp's
         Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

  3.1    Articles of Organization of Bancorp (filed as Exhibit 3.1 to Bancorp's
         Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

  3.2 By-laws of Bancorp (filed as Exhibit 3.2 to Bancorp's Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

  4.1 Specimen certificate for shares of Common Stock of Bancorp (filed as Exhibit 4.1 to Bancorp's Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

 10.1    Amended and Restated Change in Control Agreement with Stephen B.
         Lawson

 10.2    Amended and Restated Change in Control Agreement with Noal D. Reid

 10.3    Amended and Restated Change in Control Agreement with Larry K. Squire

 10.4    CCBT Bancorp, Inc. Stock Option Plan (filed as Exhibit 4.2 to
         Bancorp's Registration Statement on Form S-8 filed with the SEC on
         February 18, 1999 and incorporated herein by reference)

 10.5    Cape Cod Bank and Trust Company Employee Stock Ownership and Plan and
         Trust, as amended

 11.1 Statement Regarding Computation of Per Share Earnings--Such computation can be clearly determined from the material contained in this Report.

 12.1 Statement Regarding Computation of Ratios--Such computation can be clearly determined from the material contained in this Report.

 21.1    Subsidiaries of Bancorp--Bancorp has one direct subsidiary, Cape Cod
         Bank and Trust Company, a Massachusetts-chartered commercial bank.
         Cape Cod Bank and Trust Company has six subsidiaries: CCB&T Securities
         Corp. which is a securities corporation; CCB&T Brokerage Direct, Inc., an investment broker/dealer; TBM Development Corp., RAFS Ltd.
         Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd.
         Partnership which are all inactive.

 23.1    Consent of Grant Thornton, LLP, as independent public accountants

 23.2    Consent of Ernst & Young, LLP, as independent public accountants

 27.1    Financial Data Schedule

--------
 B. Reports on Form 8-K:

  A report on Form 8-K was filed by the Bank with the FDIC on July 27, 1998, reporting a change in the registrant's certifying accountant.

  A report on Form 8-K was filed by Bancorp with the SEC on February 11, 1999, registering Bancorp's Common Stock in place of that of the Bank pursuant to Rule 12g-3 under the Exchange Act.