Form 10-Q
period 1999-03-31
CCBT BANCORP INC
filed 1999-05-13
CIK 1074972

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1999

                         Commission File No. 000-25381

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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,970,564 shares of common stock outstanding as of March 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  Section                          Description                          Page No.
  -------                          -----------                          --------
 PART I     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Statements of Financial Condition March 31,
             1999 (Unaudited) and December 31, 1998..................        3

            Consolidated Statements of Income (Unaudited) Three
             Months Ended March 31, 1999 and 1998....................        4

            Consolidated Statements of Cash Flows (Unaudited) Three
             Months Ended March 31, 1999 and 1998....................        5

            Consolidated Statements of Changes in Stockholders'
             Equity (Unaudited) Three Months Ended March 31, 1999 and
             1998....................................................        6

            Consolidated Statements of Comprehensive Income
             (Unaudited) Three Months Ended March 31, 1999 and 1998..        7

            Notes to Consolidated Financial Statements...............      8-9

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     9-17

            Quantitative and Qualitative Disclosures About Market
    Item 3.  Risk....................................................       17

 PART II    OTHER INFORMATION

    Item 1. Legal Proceedings........................................       18

    Item 2. Changes in Securities and Use of Proceeds................       18

    Item 3. Defaults upon Senior Securities..........................       18

    Item 4. Submission of Matters to a Vote of Security Holders......       18

    Item 5. Other Information........................................       18

    Item 6. Exhibits and Reports on Form 8-K.........................       18

            SIGNATURES...............................................       19


PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                               CCBT BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   March 31,      December 31,
                                                      1999            1998
                                                 --------------  --------------
                                                          (Unaudited)
                    ASSETS
Cash and due from banks........................  $   32,519,312  $   29,383,227
Interest-bearing deposits in banks.............          45,953          43,888
Securities available for sale, at fair value...     502,557,097     496,020,243
Federal Home Loan Bank stock, at cost..........      22,125,400      22,125,400
Loans
 Commercial loans..............................      78,496,398      70,766,629
 Construction mortgage loans...................      47,291,183      47,939,708
 Commercial mortgage loans.....................     207,595,050     207,860,415
 Industrial revenue bonds......................       1,358,126       1,344,336
 Residential mortgage loans....................     252,315,644     254,320,484
 Consumer loans................................      11,788,365      11,588,705
                                                 --------------  --------------
 Total loans...................................     598,844,766     593,820,277
 Less: Reserve for loan losses.................     (11,143,871)    (11,107,633)
                                                 --------------  --------------
 Net loans.....................................     587,700,895     582,712,644
                                                 --------------  --------------
Loans held for sale............................      14,756,522      18,140,522
Premises and equipment.........................      12,681,136      12,847,002
Deferred tax assets............................       4,810,231       4,992,690
Current tax assets.............................         335,590         177,720
Accrued interest receivable on securities......       3,666,944       4,067,975
Principal and interest receivable on loans.....       3,302,605       3,596,836
Other assets...................................       3,808,593       3,422,014
                                                 --------------  --------------
 Total assets..................................  $1,188,310,278  $1,177,530,161
                                                 ==============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits................................  $  146,171,547  $  160,966,042
NOW account deposits...........................     109,877,061     114,210,098
Money market account deposits..................     139,141,593     141,316,906
Other savings deposits.........................     156,589,995     160,125,653
Certificates of deposit of $100,000 or more....      30,999,826      30,299,027
Other time deposits............................     120,844,038     120,979,249
                                                 --------------  --------------
 Total deposits................................     703,624,060     727,896,975
                                                 --------------  --------------
Borrowings from the Federal Home Loan Bank.....     370,147,565     343,506,683
Other short-term borrowings....................      15,843,122      14,606,322
Current taxes payable..........................       1,398,888         255,080
Interest payable on deposits...................       1,011,976       1,060,045
Interest payable on borrowings.................       1,686,032       1,437,695
Post retirement benefits payable...............       2,122,903       2,016,146
Employee profit sharing retirement and bonuses
 payable.......................................         450,357       1,783,350
Due to brokers securities settlement account...       6,578,212               0
Other liabilities..............................       1,454,227       1,425,465
                                                 --------------  --------------
 Total liabilities.............................   1,104,317,342   1,093,987,761
                                                 --------------  --------------
Stockholders' equity
 Common stock, $2.50 par value, 12,000,000
  shares authorized, 9,061,064 shares
  outstanding..................................      22,652,660      22,652,660
 Surplus.......................................      13,903,294      13,903,294
 Undivided profits.............................      48,484,438      46,704,129
                                                 --------------  --------------
                                                     85,040,392      83,260,083
 Treasury stock, at cost (90,500 shares).......      (1,583,750)            --
 Accumulated other comprehensive income........         536,294         282,317
                                                 --------------  --------------
 Total stockholders' equity....................      83,992,936      83,542,400
                                                 --------------  --------------
  Total liabilities and stockholders' equity...  $1,188,310,278  $1,177,530,161
                                                 ==============  ==============

   See accompanying notes to the unaudited consolidated financial statements.

PART I FINANCIAL INFORMATION

                               CCBT BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      For the three months ended March 31,

                                                            1999        1998
                                                         ----------- -----------
                                                               (Unaudited)
INTEREST AND DIVIDEND INCOME:
 Interest and fees on loans............................  $12,019,115 $11,592,818
 Taxable interest income on securities.................    5,792,313   4,768,936
 Tax-exempt interest income on securities..............      164,432     206,680
 Dividends on securities...............................      369,400     307,183
                                                         ----------- -----------
 Total interest and dividend income....................   18,345,260  16,875,617
                                                         ----------- -----------
INTEREST EXPENSE:
 Interest on deposits..................................    4,269,717   5,207,358
 Interest on borrowings from the Federal Home Loan
  Bank.................................................    4,834,960   2,722,418
 Interest on other short-term borrowings...............      143,404     118,308
                                                         ----------- -----------
 Total interest expense................................    9,248,081   8,048,084
                                                         ----------- -----------
 Net interest income...................................    9,097,179   8,827,533
 Provision for loan losses.............................          --          --
                                                         ----------- -----------
Net interest income after provision for loan losses....    9,097,179   8,827,533
                                                         ----------- -----------
NON-INTEREST INCOME:
 Trust and Investment division fees....................    1,324,990   1,182,993
 Credit card merchant fees.............................      606,248     531,726
 MoneyCard interchange fees............................      120,512      84,061
 Service charges on deposit accounts...................      446,381     368,559
 Return and overdraft charges..........................      517,004     452,778
 ATM fees..............................................      108,689     103,631
 Net gain on sale of loans.............................      100,540      80,963
 Net gain on sale of investment securities.............       54,800     125,719
 Brokerage fees and commissions........................      262,230     349,231
 Other.................................................      476,236     353,046
                                                         ----------- -----------
 Total non-interest income.............................    4,017,630   3,632,707
                                                         ----------- -----------
NON-INTEREST EXPENSE:
 Salaries and wages....................................    2,970,447   2,701,755
 Employee benefits.....................................    1,160,752   1,271,576
 Occupancy expense.....................................      546,772     564,182
 Equipment rental and expense..........................      471,498     503,559
 Credit card processing expense........................      523,629     551,248
 Advertising and marketing expense.....................      156,647     163,748
 Printing and supplies.................................      196,431     199,589
 Delivery and communication expense....................      313,688     333,951
 Service charges correspondent banks...................       62,082     240,042
 Directors' fees.......................................       75,500      75,000
 Outside services......................................    1,131,259   1,247,636
 ATM network expense...................................      131,386     106,845
 Insurance expense.....................................       73,408      95,169
 Other.................................................      264,817     406,829
                                                         ----------- -----------
 Total non-interest expense............................    8,078,316   8,461,129
                                                         ----------- -----------
Income before income taxes.............................    5,036,493   3,999,111
Provision for income taxes.............................    1,987,635   1,599,343
                                                         ----------- -----------
Net income.............................................  $ 3,048,858 $ 2,399,768
                                                         =========== ===========
Average shares outstanding.............................    9,045,270   9,061,064
Basic earnings per share...............................  $      0.34 $      0.26
Diluted earnings per share.............................  $      0.34 $      0.26
Cash dividends declared................................  $      0.14 $      0.12

   See accompanying notes to the unaudited consolidated financial statements.

PART I FINANCIAL INFORMATION

                               CCBT BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,

                                                       1999           1998
                                                   -------------  -------------
                                                           (Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES
  Net income.....................................  $   3,048,858  $   2,399,768
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Provision for loan losses....................              0              0
    Depreciation and amortization................        500,600        508,526
    Net accretion of securities..................     (1,626,757)       (99,564)
    Amortization (accretion) of deferred loan
     (costs) fees................................        (45,828)       274,121
    Net gain on sale of investment securities....        (54,800)      (125,718)
    Deferred (prepaid) income taxes..............      1,168,397       (219,204)
    Net gain on sale of loans....................       (100,540)       (80,963)
  Net change in:
    Loans held for sale..........................      3,384,000     (3,580,971)
    Accrued interest receivable on securities....        401,031       (962,994)
    Accrued expenses and other liabilities.......      5,581,005      1,840,892
    Other, net...................................     (2,065,465)     2,716,734
                                                   -------------  -------------
  Net cash provided by operating activities......     10,190,501      2,670,627
                                                   -------------  -------------
CASH USED BY INVESTING ACTIVITIES
    Net increase in loans........................    (43,941,331)   (42,101,994)
    Proceeds from sale of loans..................     42,322,382     11,762,275
    Dispositions of property from defaulted
     loans.......................................        115,000         59,000
    Purchase of money market mutual funds........   (174,304,758)  (120,650,000)
    Sales of money market mutual funds...........    139,893,800    120,650,000
    Maturities of securities.....................    131,806,462    117,122,664
    Purchase of available for sale securities....   (136,824,964)  (112,875,323)
    Sales of available for sale securities.......     33,516,265     40,951,564
    Purchase of premises and equipment...........       (387,676)      (583,522)
                                                   -------------  -------------
  Net cash used by investing activities..........     (7,804,820)    14,334,664
                                                   -------------  -------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net decrease in deposits.....................    (24,272,914)   (12,292,503)
    Net increase in borrowings from the Federal
     Home Bank...................................     26,640,882         60,082
    Net increase (decrease) in other short-term
     borrowings..................................      1,236,800       (587,528)
    Purchase of CCBT Bancorp, Inc. common stock
     in open market..............................     (1,583,750)             0
    Cash dividends paid on common stock..........     (1,268,549)    (1,087,328)
                                                   -------------  -------------
  Net cash provided by (used in) financing
   activities....................................        752,469    (13,907,277)
                                                   -------------  -------------
  Net increase in cash and cash equivalents......      3,138,150      3,098,014
  Cash and cash equivalents at beginning of
   period........................................     29,427,115     34,087,493
                                                   -------------  -------------
  Cash and cash equivalents at end of period.....  $  32,565,265  $  37,185,507
                                                   =============  =============
  Cash equivalents include amounts due from banks
   and federal funds sold.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest.....................................  $   9,047,813  $   8,096,114
    Income taxes.................................      1,000,000      1,560,000
  Non-cash transactions:
    Additions to property from defaulted loans...  $     115,000  $           0
    Loans to finance OREO property...............        100,000              0

   See accompanying notes to the unaudited consolidated financial statements.

PART I FINANCIAL INFORMATION

                               CCBT BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      For the three months ended March 31,

                                                          1999         1998
                                                       -----------  -----------
                                                             (Unaudited)
                                                       ------------------------
COMMON STOCK
  Balance, beginning of year and March 31............. $22,652,660  $11,326,330
                                                       -----------  -----------
SURPLUS
  Balance, beginning of year and March 31.............  13,903,294   25,229,624
                                                       -----------  -----------
UNDIVIDED PROFITS
  Balance, beginning of year..........................  46,704,129   38,677,715
    Net Income........................................   3,048,858    2,399,768
    Dividends declared................................  (1,268,549)  (1,087,327)
                                                       -----------  -----------
  Balance, March 31...................................  48,484,438   39,990,156
                                                       -----------  -----------
TREASURY STOCK
  Balance, beginning of year..........................           0            0
    Purchase of treasury stock........................  (1,583,750)           0
                                                       -----------  -----------
  Balance, March 31...................................  (1,583,750)           0
                                                       -----------  -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of year..........................     282,317      402,625
    Net other comprehensive income....................     253,977       58,248
                                                       -----------  -----------
  Balance, March 31...................................     536,294      460,873
                                                       -----------  -----------
TOTAL STOCKHOLDERS' EQUITY............................ $83,992,936  $77,006,983
                                                       ===========  ===========



   See accompanying notes to the unaudited consolidated financial statements.

PART I FINANCIAL INFORMATION

                               CCBT BANCORP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,

                                                           1999        1998
                                                        ----------  ----------
                                                             (Unaudited)
                                                        ----------------------
Net income............................................. $3,048,858  $2,399,768
                                                        ----------  ----------
  Holding gains on securities available for sale.......    491,237     225,845
  Reclassification of gains on securities realized in
   income..............................................    (54,800)   (125,719)
                                                        ----------  ----------
  Net unrealized gains.................................    436,437     100,126
  Related tax effect...................................   (182,460)    (41,878)
                                                        ----------  ----------
Net other comprehensive income.........................    253,977      58,248
                                                        ----------  ----------
Comprehensive income................................... $3,302,835  $2,458,016
                                                        ==========  ==========



   See accompanying notes to the unaudited consolidated financial statements.

PART I FINANCIAL INFORMATION

                              CCBT BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three months ended March 31, 1999 and 1998

Note 1. Basis of Presentation

General

  CCBT Bancorp, Inc. ("Bancorp" or "Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, Bancorp became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for Bancorp common stock (the "Reorganization"). Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of CCBT Bancorp, Inc., financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank.

  Certain amounts have been reclassified in the March 31, 1998 financial statements to conform to the 1999 presentation and to reflect the 100% stock dividend paid August 7, 1998.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

Earnings per share

  On August 7, 1998, the Company paid a 100% stock dividend to shareholders of record on July 20, 1998. Current and prior period per share data have been restated herein to reflect this dividend.

Note 2. Commitments

  The Company had outstanding commitments to originate new residential and commercial mortgages of $28.0 million at March 31, 1999 and $25.6 million at December 31, 1998 which are not reflected on the consolidated statement of financial condition. Additional unadvanced funds on various loan types at March 31, 1999 are shown in the table at the top of the next page.

PART I FINANCIAL INFORMATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                    Additional Unadvanced Loan Commitments

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                                                              (in thousands)
   Commercial loans
     Dealer floor plan...................................  $ 6,659    $ 7,352
     Lines of credit.....................................   49,066     44,960
     Other...............................................    1,071        943
   Commercial mortgage
     Construction........................................    7,768      3,084
     Other...............................................      945        711
   Residential mortgage
     Home equity.........................................   27,719     26,321
   Consumer lines of credit..............................    1,937      1,858
                                                           -------    -------
       Total.............................................  $95,165    $85,229
                                                           =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  This Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements.

  The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that Bancorp's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this item generally will refer to the investments and activities of the Company and the Bank except where otherwise noted.

  Cape Cod Bank and Trust Company is a commercial bank with twenty-six banking offices located in Barnstable County, Massachusetts. As such, its principal business activities are the acceptance of deposits from businesses and individuals and the making of loans. The Bank also has a sizable Trust Department. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod.

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


                                             CCBT Bancorp, Inc.
                              Average Balance Sheets, Interest Rates and Spread
                                           Quarter ended March 31,
                          ---------------------------------------------------------
                                      1999                         1998
                          ----------------------------- ---------------------------
                                     Interest  Average           Interest  Average
                           Average   Income/   Yield/   Average  Income/   Yield/
                           Balance   Expense  Rate Paid Balance  Expense  Rate Paid
                          ---------- -------- --------- -------- -------- ---------
                                        (Dollar amounts in thousands)
         ASSETS
Securities
 Mortgage-backed
  securities............  $   80,603 $ 1,009    5.00%   $  4,454 $    73    6.60%
 U.S. Government CMOs...     152,971   1,540    4.02%    151,045   2,445    6.47%
 U.S. Government
  agencies..............      21,958     286    5.21%     57,989     762    5.25%
 Other CMOs.............      66,234     850    5.13%     45,511     619    5.45%
 State & municipal
  agencies..............      17,141     177    5.36%     18,100     207    6.13%
 Other securities ......     174,838   2,464    5.64%     98,128   1,177    4.80%
                          ---------- -------            -------- -------
 Total securities.......     513,745   6,326    4.98%    375,227   5,283    5.72%
                          ---------- -------            -------- -------
Loans
 Commercial.............      72,894   1,637    8.98%     74,706   1,847   10.01%
 Commercial
  construction..........      11,162     248    8.89%     12,199     261    8.66%
 Residential
  construction..........      36,965     539    5.83%     24,465     362    6.01%
 Commercial mortgages...     205,530   4,596    8.95%    198,670   4,716    9.63%
 Industrial revenue
  bonds.................       1,378      26   10.62%      1,833      38   11.85%
 Residential mortgages..     277,365   4,694    6.77%    218,157   4,014    7.36%
 Consumer loans.........      10,885     279   10.25%     14,754     355    9.48%
 Overdrafts.............         592       0    0.00%      1,164       0    0.00%
                          ---------- -------            -------- -------
 Total Loans............     616,771  12,019    7.80%    545,948  11,593    8.57%
                          ---------- -------            -------- -------
  Total interest earning
   assets...............   1,130,516  18,345    6.53%    921,175  16,876    7.41%
                                     -------                     -------
 Non-earning assets.....      45,713                      43,296
                          ----------                    --------
 Total assets...........  $1,176,229                    $964,471
                          ==========                    ========
 LIABILITIES AND STOCK-
     HOLDERS' EQUITY
NOW accounts............  $  108,845 $   221    0.82%   $101,790 $   413    1.65%
Regular savings ........     158,456   1,125    2.88%    158,934   1,402    3.58%
Money Market accounts...     139,575   1,058    3.07%    146,364   1,345    3.73%
Time certificates of
 deposit................     151,871   1,866    4.98%    152,074   2,048    5.46%
                          ---------- -------            -------- -------
 Total interest bearing
  deposits..............     558,747   4,270    3.10%    559,162   5,208    3.78%
                          ---------- -------            -------- -------
Borrowings
 FHLB...................     365,599   4,835    5.36%    183,362   2,722    6.02%
 Other short-term
  borrowings............      15,340     143    3.79%      9,740     118    4.93%
                          ---------- -------            -------- -------
 Total borrowings.......     380,939   4,978    5.30%    193,102   2,840    5.97%
                          ---------- -------            -------- -------
  Total interest bearing
   liabilities..........     939,686   9,248    3.99%    752,264   8,048    4.34%
Demand deposits.........     146,980                     131,736
Non-interest bearing
 liabilities............       5,211                       4,184
Stockholders' equity....      84,352                      76,287
                          ----------                    --------
 Total liabilities and
  stockholders' equity..  $1,176,229                    $964,471
                          ==========                    ========
Net interest
 income/spread..........             $ 9,097    2.53%            $ 8,828    3.07%
Net interest margin
 (NII/Average Earning
 Assets)................                        3.22%                       3.87%

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Sources of funds

  As shown in the table on the previous page, average interest bearing deposits outstanding were virtually unchanged when comparing the first quarter 1999 with the first quarter 1998. The cost of those funds was significantly less in the 1999 period, however, as management reduced deposit rates in response to generally declining market rates. On the other hand, average borrowed funds nearly doubled in the 1999 period in order to fund increases in both loans and securities. The rates paid on these borrowed funds were less in the 1999 period when compared to 1998, again reflecting the general decline in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 11.5% higher in the 1999 period under discussion when compared to the 1998 comparable period, led by demand deposit growth of $15.2 million or 11.6%. In total, average sources of funds increased nearly $212 million or 22.0% period to period, while the average cost of interest bearing funds declined from 4.34% during the three months ended March 31, 1998 to 3.99% for the same three months in 1999.

Uses of funds

  When compared to the first three months of 1998, average loans and investments were higher in 1999 by 13.0% and 36.9%, respectively, and on a combined basis, represented 96% of average total assets in each period. Loan growth was spearheaded by residential mortgage and related construction lending, up nearly $72 million or 29.6% in a very active local market. Investment growth also focused in real estate backed obligations as well as other asset backed securities. Consistent with market rates generally, and particularly in the investment portfolio where mortgage refinancing reduced earnings on CMOs, the average yield on earning assets declined to 6.53% for the three months ended March 31, 1999 from the 7.41% reported for the comparable period in 1998.

Net interest income

  Net interest income was $9.1 million for the three months ended March 31, 1999 as compared to $8.8 million for the same period in 1998, up 3.0%. The spread and net interest margin ratios were 2.53% and 3.22%, respectively, for the three months ended March 31, 1999 as compared to 3.07% and 3.87%, respectively, for the comparable 1998 period. Consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio. These, along with intense local competitive pressure for quality commercial loans throughout 1998 and into 1999, are the primary factors contributing to these results.

Provision for possible loan losses

  No provisions were made to the reserve for possible loan losses in the quarters ended March 31, 1999 or 1998. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

  Non-interest income totaled $4.0 million for the three months ended March 31, 1999, up 10.6% compared to the $3.6 million earned during the same period in 1998 due to a general increase in volumes. Trust and investment fees, credit card merchant and interchange fees, and deposit activity fees were the collective contributors to this increase.

Non-interest expenses

  During the first quarter of 1999, non-interest expenses totaled $8.1 million, lower than expenses of the comparable period last year by $383 thousand or 4.5%. Salaries and benefits, the largest combined category of

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

expense, rose 4.0% to total $4.1 million for the first three months of 1999. Service charges correspondent banks expense incurred a one-time special charge of $195 thousand in 1998 while the 1999 expense level is as expected. Other categories of non-interest expense were slightly lower than those reported in 1998. Management believes that these modest favorable expense variances are not necessarily indicative of a trend, as the seasonal nature of the Bank's marketplace will impact the level of expenses necessary to handle increased volumes.

Income taxes

  The combined State and Federal income tax expense of $2.0 million for the quarter ended March 31, 1999 was 24.3% greater than the $1.5 million recorded for the same quarter in 1998, a reflection of higher pretax net income in 1999. The combined effective State and Federal tax expense remained relatively consistent at 39.5% and 40.0% of pretax net income for the 1999 and 1998 first quarters, respectively.

Net income

  Consolidated net income was $3,048,858 representing earnings per share of $0.34 for the three months ended March 31, 1999 as compared to $2,399,768 or $0.26 per share for the comparable three months ended March 31, 1998. Annualized returns on average assets and average equity were 1.04% and 14.46%, respectively, for the three months ended March 31, 1999 as compared to 1.00% and 12.58%, respectively, for the three months ended March 31, 1998.

COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS, LIABILITIES AND CAPITAL

  The Company had $1.19 billion of consolidated total assets, $703.6 million of deposits and $84.0 million of stockholders' equity at March 31, 1999. Its capital to assets ratio was 7.07%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1998, investment securities, at fair value at March 31, 1999, increased $6.5 million or 1.3%, total loans increased $5.0 million or 0.85%, deposits decreased $24.3 million or 3.3% and borrowed funds increased $27.9 million or 7.8%.

INVESTMENT SECURITIES

  The adjusted cost and estimated market values of investment securities which the Company considers to be available for sale at March 31, 1999 and December 31, 1998 were as follows:

                                                   March 31, 1999
                                                   (in thousands)
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized  Market
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
   U. S. Government agency CMOs.....  $211,611    $1,571     $  682   $212,500
   Other U. S. Government agencies..    24,396        38         67     24,368
   Other collateralized mortgage ob-
    ligations.......................    55,146       239        181     55,204
   State and municipal obligations..    18,414       --         --      18,414
   Other debt securities............   192,067       335        331    192,071
                                      --------    ------     ------   --------
     Totals.........................  $501,635    $2,183     $1,261   $502,557
                                      ========    ======     ======   ========

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

                                                  December 31, 1998
                                                   (in thousands)
                                      -----------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized  Market
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
   U. S. Government agency CMOs.....  $266,397    $1,506     $  850   $267,053
   Other U. S. Government agencies..    18,554       124        235     18,443
   Other collateralized mortgage ob-
    ligations.......................    79,107       617        176     79,548
   State and municipal obligations..    16,416       --         --      16,416
   Other debt securities............   115,060       138        638    114,560
                                      --------    ------     ------   --------
       Totals.......................  $495,534    $2,385     $1,899   $496,020
                                      ========    ======     ======   ========

  Investment securities increased $6.6 million, from $496.0 million at December 31, 1998 to $502.6 million at March 31, 1999. In response to the high prepayment volume experienced during the latter months of 1998 and into 1999, which lowered the yield on mortgage-backed investments, management modified the portfolio mix by reducing CMOs approximately $79 million and increasing Other debt securities by the same approximate amount. At March 31, 1999, Other debt securities consisted of approximately $103 million floating rate and $56 million short term fixed rate securities, nearly all backed by assets other than residential mortgages, and $33 million of money market mutual fund investments readily convertible into cash.

  Sales of securities produced net gains of $55 thousand during the quarter ended March 31, 1999 compared to net gains of $126 thousand during the same period in 1998.

LOANS

  The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------  ------------
                                                             (in thousands)
   Mortgage loans on real estate:
     Residential........................................ $231,780     $233,533
     Commercial.........................................  207,595      207,860
     Construction.......................................   47,291       47,940
     Equity lines of credit.............................   20,536       20,787
                                                         --------     --------
                                                          507,202      510,120
                                                         --------     --------
   Other loans
     Commercial.........................................   78,496       70,767
     Industrial revenue bonds...........................    1,358        1,344
     Consumer and other.................................   11,788       11,589
                                                         --------     --------
                                                           91,642       83,700
                                                         --------     --------
   Total loans..........................................  598,844      593,820
   Less: Allowance for loan losses......................  (11,144)     (11,108)
                                                         --------     --------
   Loans, net........................................... $587,700     $582,712
                                                         ========     ========

  As shown in the table above, total loans increased $5.0 million or 0.85% to $598.8 million at March 31, 1999 as compared to December 31, 1998, led by commercial loans, up $7.7 million or 10.92%. New volume in the residential loan category was also strong, with originations of $22.0 million fixed rate and

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

$29.6 million adjustable rate mortgages. During the first quarter of 1999, the Company sold $27.0 million residential mortgages, producing net gains of $101 thousand. The other loan categories remained essentially stable throughout the quarter as new loan originations replaced amortization and payoffs, and as the Company continued to experience intense competition for quality loans in the Cape Cod region.

  Non performing assets and loan loss experience:

  As shown in the table below, non-performing assets were $4.7 million or 0.39% of total assets at March 31, 1999 compared to $7.5 million or 0.63% of total assets at December 31, 1998. All of these amounts represent non accruing loans. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank. The Company holds no property acquired from defaulted loans.

                                                        March 31, December 31,
                                                          1999        1998
                                                        --------- ------------
                                                            (in thousands)
   Nonaccrual loans....................................  $4,737      $7,468
   Loans past due 90 days or more and still accruing...     --          --
                                                         ------      ------
     Total nonperforming assets........................  $4,737      $7,468
                                                         ======      ======
   Restructured troubled debt performing in accordance
    with amended terms, not included above.............  $  913      $  478
                                                         ======      ======

  The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                             Three months ended
                                                             -------------------
                                                             March 31, March 31,
                                                               1999      1998
                                                             --------- ---------
                                                               (in thousands)
   Balance at the beginning of the period...................  $11,108   $10,962
   Provisions...............................................        0         0
   Recoveries...............................................      112       227
                                                              -------   -------
                                                               11,220    11,189
   Less: Charge-offs........................................      (76)     (176)
                                                              -------   -------
   Balance at the end of the period.........................  $11,144   $11,013
                                                              =======   =======

  Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.86% of total loans at March 31, 1999, 1.87% at December 31, 1998, and 1.99% at March 31, 1998. Management considers the reserve to be adequate at March 31, 1999, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


DEPOSITS

  The following table is a summary of deposits outstanding as of the dates indicated:

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                                                              (in thousands)
   Demand deposits....................................... $146,172    $160,966
   NOW accounts..........................................  109,877     114,210
   Other savings deposits................................  156,590     160,126
   Money market accounts.................................  139,142     141,317
   Certificates of deposit > $100,000....................   31,000      30,299
   Other time deposits...................................  120,844     120,979
                                                          --------    --------
     Total deposits...................................... $703,625    $727,897
                                                          ========    ========

  Reflecting the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 15 herein, total deposits at March 31, 1999 were $24.3 million or 3.3% lower than total deposits at December 31, 1998. Generally, the Company's strategy is to price deposits that reflect national market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

BORROWED FUNDS

  Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At March 31, 1999, borrowed funds totaled $386.0 million, up 7.8% or nearly $27.9 million compared to borrowed funds at December 31, 1998. This increase offsets the seasonal deposit decline described under the section entitled "Deposits" above and is utilized to support heretofore described loan and investment growth.

STOCKHOLDERS' EQUITY

  The Company's capital to assets ratio was 7.07% at March 31, 1999 compared to 7.09% at December 31, 1998.

  The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of March 31, 1999:

                                                        Minimum   March 31, 1999
                                                       Regulatory --------------
                                                       Guidelines Company  Bank
                                                       ---------- ------- ------
   Tier 1 leverage capital............................   3.00%     6.79%   6.75%
   Tier 1 capital to risk-weighted assets.............   4.00%    10.91%  10.47%
   Total capital to risk-weighted assets..............   8.00%    12.09%  11.65%

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

  During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market (the "Program"). Consistent with that authorization, the Company repurchased 90,500 shares (1.0%) during February and March 1999, at an average cost of $17.50 per share. The Company expects to continue these repurchases as acceptable opportunities are presented, and until the Program is complete.

  The Company's book value at March 31, 1999 was $9.36 per share compared to $9.22 per share at December 31, 1998.

LIQUIDITY

  The Bank normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale. Alternately, the Bank can borrow funds using investment securities as collateral. The Bank has an available line of credit of $13.0 million from the Federal Home Loan Bank of Boston, has established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve Bank if necessary.

ASSET/LIABILITY MANAGEMENT

  Through the Company's Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and several Directors, the Company monitors the level and general mix of earning assets and interest bearing liabilities, with particular attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is to manage interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

  Given the substantial liquidity from cash flow and maturities of the Company's investment portfolio, the sizable proportion of rate sensitive loans to total loans, and the large core deposit base, ALCO believes the Company to be moderately asset-sensitive to changes in interest rates. Nevertheless, the Company's strategy has included the funding of certain fixed rate loans with medium term borrowed funds in order to mitigate a margin squeeze should interest rates rise.

  The Cape Cod market is one in which competing financial institutions frequently offer a wide range of yields for similar deposit products. Within this market, the Company finds it necessary, from time to time, to offer higher rates than it would otherwise justify, thereby increasing pressure on net interest income. In order to offset this pressure somewhat, the Company is strategically focusing on customer relationship profitability.

COMPUTER PROCESSING IN THE YEAR 2000

  The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act of 1998.

  Much computer software has been written which allows the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99", clearly recognizable as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could create problems at the turn of the century because "01/01/00" could be interpreted to mean January 1,

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

1900 rather than January 1, 2000. If such circumstances are not identified and corrected in advance, they could cause system failure or erroneous calculations of such items as interest income or expense. This could potentially have a significant impact on the Bank's ability to do business.

  For the Bank's internal computer processing, it was determined to be necessary to replace some of its computers and to acquire more recent versions of certain software. $800,000 was spent for this purpose in 1998 and an additional $500,000 is expected to be spent in 1999. These costs have been or will be capitalized and depreciated over the useful lives of the items purchased.

  The Bank relies on outside vendors for much of its critical data processing. These vendors have assured the Bank that they are Year 2000 compliant. The Bank's testing has confirmed this, to the extent that the Bank's testing is complete. Approximately 25% of those systems that the Bank considers to be critical or high risk have not yet been tested at March 31, 1999. The remaining testing is expected to be completed by the summer of 1999. In addition to this testing process, contingency plans are being developed for processing of the Bank's work in the event of failure of any of these systems.

  The Bank is also dependent on other providers in the conduct of its business, most notably for electrical power and telecommunications. Should these providers experience Year 2000 problems, disruption of service, especially if prolonged, could seriously effect the Bank's ability to conduct business as usual.

  Certain of the Bank's customers may also be subject to Year 2000 problems which impact their ability to do business. Among other repercussions, this could reduce a customer's ability to make loan payments to the Bank. Year 2000 risk still needs to be evaluated for a number of the Bank's significant customer relationships.

  Other customers may withdraw funds from the Bank in anticipation of possible Year 2000 disruptions. The Bank has traditionally maintained a substantial liquidity position in the normal course of doing business, and expects to continue to maintain a liquid investment portfolio to meet any unusual deposit outflows.

  Please refer to the statement regarding "Forward-Looking Information" at the beginning of Part II, Item 7 of this 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to any forward-looking statements in this section. Although management of the Bank and Bancorp believe that their responses to the Year 2000 issue are appropriate, neither the Bank nor Bancorp can guarantee their Year 2000 readiness, nor that of material vendors or customers, nor the effectiveness of contingency plans in the event of a failure in any of the Bank's computer systems.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

  For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART I FINANCIAL INFORMATION

  For quantitative information about market risk, see Item 7A of Part II of the Company's 1998 Annual Report.

  There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 1999 from those presented in the Company's 1998 Annual Report.

                           PART II OTHER INFORMATION

ITEM 1. Legal proceedings

  There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business.

ITEM 2. Changes in securities and use of proceeds

  Not applicable

ITEM 3. Defaults upon senior securities

  Not applicable

ITEM 4. Submission of matters to a vote of security holders

  Not applicable

ITEM 5. Other information

  On January 14, 1999, the Board of Directors of the Company approved the repurchase, from time to time, of up to 5% of the Company's currently outstanding Common Stock at prevailing market prices. The Board has authorized certain officers of the Company to determine when and if such repurchase or repurchases will occur, the number of shares of Common Stock to be acquired through any such repurchase, and the exact price for the shares of Common Stock to be acquired.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

     Exhibit   Description
     -------   -----------
      27       Financial data schedule

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          (Registrant):  CCBT Bancorp, Inc.
                                                       ------------------------


                                          Date:           May 7, 1999
                                                -------------------------------

                                                  /s/ Stephen B. Lawson
                                          -------------------------------------
                                            Stephen B. Lawson, President and
                                                 Chief Executive Officer

                                                    /s/ Noal D. Reid
                                            ----------------------------------
                                              Noal D. Reid, Chief Financial
                                                  Officer and Treasurer