Form 10-Q
period 1999-06-30
CCBT BANCORP INC
filed 1999-08-12
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 1999


                          Commission File No. 000-25381


                               CCBT BANCORP, INC.
             (Exact name of Registrant as specified in its charter)



     Massachusetts                                       04-3437708
(State of Incorporation)                    (I.R.S. Employer Identification No.)


307 Main Street, Hyannis, Massachusetts                    02601
(Address of principal executive office)                 (Zip Code)


            (Registrant's telephone #, incl. area code): 508-394-1300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) : Yes   and (2) : Yes


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,917,264 shares of common stock outstanding as of June 30, 1999.

                                TABLE OF CONTENTS


Section            Description
PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements
                                                                                 Page #


                   Consolidated Statements of Financial Condition
                       June 30, 1999 (Unaudited) and December 31, 1998               3

                   Consolidated Statements of Income (Unaudited)
                       Three and Six Months Ended June 30, 1999 and 1998             4

                   Consolidated Statements of Cash Flows (Unaudited)
                       Six Months Ended June 30, 1999 and 1998                       5

                   Consolidated Statements of Changes in Stockholders' Equity
                      (Unaudited) Six Months Ended June 30, 1999 and 1998            6

                   Consolidated Statements of Comprehensive Income (Unaudited)
                       Six Months Ended June 30, 1999 and 1998                       6

                   Notes to Consolidated Financial Statements                      7-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                8-22

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                                 22

         Item 2.   Changes in Securities and Use of Proceeds                         22

         Item 3.   Defaults upon Senior Securities                                   22

         Item 4.   Submission of Matters to a Vote of Security Holders               22

         Item 5.   Other Information                                                 22

         Item 6.   Exhibits and Reports on Form 8-K                                  23

                   SIGNATURES                                                        23

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                                       CCBT BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,          December 31,
                                                                  1999                 1998
                                                           ---------------      ---------------
ASSETS                                                        (Unaudited)
Cash and due from banks ..............................     $    30,622,844      $    29,383,227
Interest-bearing deposits in banks ...................             656,334               43,888
Securities available for sale, at fair value .........         531,592,866          496,020,243
Federal Home Loan Bank stock, at cost ................          22,125,400           22,125,400
Loans
     Commercial loans ................................          76,770,522           70,766,629
     Construction mortgage loans .....................          53,106,002           47,939,708
     Commercial mortgage loans .......................         201,921,141          207,860,415
     Industrial revenue bonds ........................           1,278,917            1,344,336
     Residential mortgage loans ......................         263,984,849          254,320,484
     Consumer loans ..................................          10,963,718           11,588,705
                                                           ---------------      ---------------
        Total loans ..................................         608,025,149          593,820,277
        Less: Reserve for loan losses ................         (11,254,731)         (11,107,633)
                                                           ---------------      ---------------
        Net loans ....................................         596,770,418          582,712,644
                                                           ---------------      ---------------
Loans held for sale ..................................          16,198,042           18,140,522
Premises and equipment ...............................          12,471,759           12,847,002
Deferred tax  assets .................................           4,595,972            4,992,690
Accrued interest receivable on securities ............           4,060,265            4,067,975
Principal and interest receivable on loans ...........           2,988,648            3,596,836
Other assets .........................................           5,875,645            3,599,734
                                                           ---------------      ---------------
        Total assets .................................     $ 1,227,958,193      $ 1,177,530,161
                                                           ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ......................................     $   171,961,270      $   160,966,042
NOW account deposits .................................         114,269,263          114,210,098
Money market account deposits ........................         141,158,156          141,316,906
Other savings deposits ...............................         162,410,608          160,125,653
Certificates of deposit of $100,000 or more ..........          32,980,972           30,299,027
Other time deposits ..................................         117,234,576          120,979,249
                                                           ---------------      ---------------
        Total deposits ...............................         740,014,845          727,896,975
                                                           ---------------      ---------------
Borrowings from the Federal Home Loan Bank ...........         370,053,150          343,506,683
Other short-term borrowings ..........................          19,503,339           14,606,322
Current taxes payable ................................             903,281              255,080
Interest payable on deposits .........................             993,300            1,060,045
Interest payable on borrowings .......................           1,519,777            1,437,695
Post retirement benefits payable .....................           2,228,096            2,016,146
Employee profit sharing retirement and bonuses payable             921,074            1,783,350
Due to brokers securities settlement account .........           1,663,821                    0
Other liabilities ....................................           4,216,952            1,425,465
                                                           ---------------      ---------------
        Total liabilities ............................       1,142,017,635        1,093,987,761
                                                           ---------------      ---------------

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                       CCBT BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                June 30,         December 31,
                                                                  1999               1998
                                                           ---------------      ---------------
                                                               (Unaudited)
Stockholders' equity
     Common stock, $2.50 par value, 12,000,000 shares
        authorized, 9,061,064 shares outstanding .....          22,652,660           22,652,660
     Surplus .........................................          13,903,294           13,903,294
     Undivided profits ...............................          50,939,982           46,704,129
                                                           ---------------      ---------------
                                                                87,495,936           83,260,083
     Treasury stock, at cost (143,800 shares) ........          (2,454,913)                --
     Accumulated other comprehensive income ..........             899,535              282,317
                                                           ---------------      ---------------
        Total stockholders' equity ...................          85,940,558           83,542,400
                                                           ---------------      ---------------
        Total liabilities and stockholders' equity ...     $ 1,227,958,193      $ 1,177,530,161
                                                           ===============      ===============

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                                       CCBT BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                                    1999            1998            1999            1998
                                                                -----------     -----------     -----------     -----------
     INTEREST AND DIVIDEND INCOME:                                      (Unaudited)                    (Unaudited)
     Interest and fees on loans ...........................     $11,996,757     $12,424,936     $24,015,873     $24,017,754
     Taxable interest income on securities ................       6,575,495       5,001,267      12,367,808       9,770,203
     Tax-exempt interest income on securities .............         200,124         167,871         364,556         374,551
     Dividends on securities ..............................         403,964         300,394         773,364         607,577
                                                                -----------     -----------     -----------     -----------
        Total interest and dividend income ................      19,176,340      17,894,468      37,521,601      34,770,085
                                                                -----------     -----------     -----------     -----------

     INTEREST EXPENSE:
     Interest on deposits .................................       4,272,932       4,875,088       8,542,649      10,082,446
     Interest on borrowings from the Federal Home Loan Bank       4,909,866       3,270,668       9,744,826       5,993,086
     Interest on other short-term borrowings ..............         174,662         151,977         318,067         270,284
                                                                -----------     -----------     -----------     -----------
        Total interest expense ............................       9,357,460       8,297,733      18,605,542      16,345,816
                                                                -----------     -----------     -----------     -----------
     Net interest income ..................................       9,818,880       9,596,735      18,916,059      18,424,269
     Provision for loan losses ............................            --              --              --              --
                                                                -----------     -----------     -----------     -----------
     Net interest income after provision for loan losses ..       9,818,880       9,596,735      18,916,059      18,424,269
                                                                -----------     -----------     -----------     -----------

     NON-INTEREST INCOME:
     Trust and Investment fees ............................       1,584,124       1,376,379       2,909,114       2,559,372
     Credit card merchant fees ............................         923,610         739,458       1,529,858       1,271,184
     MoneyCard interchange fees ...........................         171,310         105,870         291,822         189,931
     Service charges on deposit accounts ..................         529,907         434,059         976,288         802,618
     Return and overdraft charges .........................         588,591         537,551       1,105,595         990,329
     ATM fees .............................................         152,792         142,713         261,481         246,344
     Net gain on sale of loans ............................         193,637           3,193         294,172          84,156
     Net gain on sale of investment securities ............           4,304          20,481          59,104         146,200
     Brokerage fees and commissions .......................         294,514         370,518         556,744         719,749
     Other ................................................         306,601         269,189         712,411         622,235
                                                                -----------     -----------     -----------     -----------
     Total non-interest income ............................       4,749,390       3,999,411       8,696,589       7,632,118
                                                                -----------     -----------     -----------     -----------

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                                       CCBT BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                                    1999            1998            1999            1998
                                                                -----------     -----------     -----------     -----------
                                                                        (Unaudited)                      (Unaudited)
     NON-INTEREST EXPENSE:
     Salaries and wages ...................................       3,031,748       2,879,445       6,002,195       5,581,200
     Employee benefits ....................................       1,204,463         963,925       2,365,215       2,235,501
     Occupancy expense ....................................         568,485         571,985       1,115,257       1,136,167
     Equipment rental and expense .........................         516,692         478,683         988,190         982,242
     Credit card processing expense .......................         978,240         686,680       1,501,869       1,237,928
     Advertising and marketing expense ....................         268,036         228,895         424,683         392,643
     Printing and supplies ................................         173,766         236,268         370,197         435,857
     Delivery and communication expense ...................         323,601         347,052         637,289         681,003
     Service charges correspondent banks ..................          49,536          53,824         111,618         293,866
     Directors' fees ......................................          75,500          76,500         151,000         151,500
     Outside services .....................................       1,204,122       1,092,017       2,264,950       2,339,653
     ATM network expense ..................................         126,939          67,453         258,325         174,298
     Insurance expense ....................................          62,183          83,882         135,591         179,051
     Other ................................................         432,679         303,759         697,495         710,588
                                                                -----------     -----------     -----------     -----------
     Total non-interest expense ...........................       9,015,990       8,070,368      17,023,874      16,531,497
                                                                -----------     -----------     -----------     -----------
     Income before income taxes ...........................       5,552,280       5,525,778      10,588,774       9,524,890
     Provision for income taxes ...........................       1,842,679       2,201,580       3,830,314       3,800,923
                                                                -----------     -----------     -----------     -----------

     Net income ...........................................     $ 3,709,602     $ 3,324,198     $ 6,758,460     $ 5,723,967
                                                                ===========     ===========     ===========     ===========

Average shares outstanding ................................       8,941,188       9,061,064       8,992,941       9,061,064

Basic earnings per share ..................................           $0.41           $0.37           $0.75           $0.63
Diluted earnings per share ................................           $0.41           $0.37           $0.75           $0.63
Cash dividends declared ...................................           $0.14           $0.12           $0.28           $0.24

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                               CCBT BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Six Months ended June 30,
                                                                                     1999                1998
                                                                                -------------      -------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                      (Unaudited)
     Net income ...........................................................     $   6,758,460      $   5,723,966
     Adjustments to reconcile net income to net cash flow provided by operating activities:
        Provision for loan losses .........................................                 0                  0
        Depreciation and amortization .....................................         1,025,535            991,028
        Net amortization of securities ....................................         2,252,725              8,787
        Amortization of deferred loan fees ................................            50,690            534,526
        Net gain on sale of investment securities .........................           (59,104)          (146,200)
        Deferred (prepaid) income taxes ...................................           762,875         (1,163,456)
        Net gain on sale of loans .........................................          (294,172)           (84,156)
     Net change in:
        Loans held for sale ...............................................         1,942,480         (7,618,041)
        Accrued interest receivable on securities .........................           615,898            298,251
        Accrued expenses and other liabilities ............................         3,820,319           (794,024)
        Other, net ........................................................         5,927,856          4,434,805
                                                                                -------------      -------------
     Net cash provided by operating activities ............................        22,803,562          2,185,486
                                                                                -------------      -------------

CASH USED BY INVESTING ACTIVITIES
        Net increase in loans .............................................       (77,824,051)      (123,707,298)
        Proceeds from sale of loans .......................................        63,701,791         44,932,500
        Dispositions of property from defaulted loans .....................           115,000            405,000
        Purchases of money market funds ...................................      (375,271,426)      (400,050,000)
        Sales of money market funds .......................................       367,552,094        388,050,000
        Maturities of securities ..........................................       242,784,124        221,512,493
        Purchase of available for sale securities .........................      (313,766,711)      (355,006,253)
        Sales of available for sale securities ............................        34,137,508         56,524,987
        Purchase of premises and equipment ................................          (963,663)        (1,181,856)
                                                                                -------------      -------------
     Net cash used by investing activities ................................       (59,535,334)      (168,520,427)
                                                                                -------------      -------------

CASH PROVIDED BY FINANCING ACTIVITIES
        Net decrease in deposits ..........................................        12,117,870         11,668,314
        Net increase in borrowings from the Federal Home Bank .............        26,546,467        164,719,104
        Net increase in other short-term borrowings .......................         4,897,017          7,194,686
        Purchase of CCBT Bancorp, Inc. common stock in open market ........        (2,454,912)                 0
        Cash dividends paid on common stock ...............................        (2,522,607)        (2,174,656)
                                                                                -------------      -------------
     Net cash provided by (used in) financing activities ..................        38,583,835        181,407,448
                                                                                -------------      -------------
     Net increase  in cash and cash equivalents ...........................         1,852,063         15,072,507
     Cash and cash equivalents at beginning of period .....................        29,427,115         34,087,493
                                                                                -------------      -------------
     Cash and cash equivalents at end of period ...........................     $  31,279,178      $  49,160,000
                                                                                =============      =============

     Cash equivalents include amounts due from banks and federal funds sold

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                               CCBT BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Six Months ended June 30,
                                                                                     1999                1998
                                                                                -------------      -------------
                                                                                           (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
        Interest ..........................................................     $  18,590,203      $   8,062,064
        Income taxes ......................................................         3,400,000          4,355,000
     Non-cash transactions:
        Additions to property from defaulted loans ........................     $     115,000      $           0
        Loans to finance OREO property ....................................           100,000                  0

See accompanying notes to the unaudited consolidated financial statements .

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                               CCBT BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For the Six Months ended June 30,

                                                      1999              1998
                                                 ------------      ------------
                                                          (Unaudited)
COMMON STOCK
     Balance, beginning of year and June 30      $ 22,652,660      $ 11,326,330
                                                 ------------      ------------

SURPLUS
     Balance, beginning of year and June 30        13,903,294        25,229,624
                                                 ------------      ------------

UNDIVIDED PROFITS
     Balance, beginning of year ............       46,704,129        38,677,715
        Net Income .........................        6,758,460         5,723,966
        Dividends declared .................       (2,522,607)       (2,174,656)
                                                 ------------      ------------
     Balance, June 30 ......................       50,939,982        42,227,025
                                                 ------------      ------------

TREASURY STOCK
     Balance, beginning of year ............                0                 0
        Purchase of treasury stock .........       (2,454,913)                0
                                                 ------------      ------------
     Balance, June 30 ......................       (2,454,913)                0
                                                 ------------      ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance, beginning of year ............          282,317           402,625
        Net other comprehensive income .....          617,218           608,660
                                                 ------------      ------------
     Balance, June 30 ......................          899,535         1,011,285
                                                 ------------      ------------
TOTAL STOCKHOLDERS' EQUITY .................     $ 85,940,558      $ 79,794,264
                                                 ============      ============


See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                     CCBT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               For the six months ended June 30,

                                                                        1999              1998
                                                                    -----------      -----------
                                                                     (Unaudited)
Net income ....................................................     $ 6,758,460      $ 5,723,967
                                                                    -----------      -----------
     Holding gains on securities available for sale ...........       1,073,040        1,224,283
     Reclassification of gains on securities realized in income         (59,104)        (230,901)
                                                                    -----------      -----------
     Net unrealized gains .....................................       1,013,936          993,382
     Related tax effect .......................................        (396,718)        (384,722)
                                                                    -----------      -----------
Net other comprehensive income ................................         617,218          608,660
                                                                    -----------      -----------
Comprehensive income ..........................................     $ 7,375,678      $ 6,332,627
                                                                    ===========      ===========

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                               CCBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six months ended June 30, 1999 and 1998

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

Certain amounts have been reclassified in the June 30, 1998 financial statements to conform to the 1999 presentation and to reflect the 100% stock dividend paid August 7, 1998.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Earnings per share

On August 7, 1998, the Company paid a 100% stock dividend to shareholders of record on July 20, 1998. Current and prior period per share data have been restated herein to reflect this dividend.

Note 2.  Commitments

The Company had outstanding commitments to originate new residential and commercial mortgages of $23.9 million at June 30, 1999 and $25.6 million at December 31, 1998 which are not reflected on the consolidated statement of financial condition. Additional unadvanced funds on various loan types at June 30, 1999 are shown in the table at the top of the next page.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                     Additional Unadvanced Loan Commitments

                                              June 30,      December 31,
                                                1999            1998
                                             -------          -------
                                                (in thousands)
                Commercial loans
                     Dealer floor plan .     $ 9,478          $ 7,352
                     Lines of credit ...      48,667           44,960
                     Other .............       1,286              943
                Commercial mortgage
                     Construction ......       7,158            3,084
                     Other .............         790              711
                Residential mortgage
                     Home equity .......      28,953           26,321
                Consumer lines of credit       1,989            1,858
                                             -------          -------
                          Total ........     $98,321          $85,229
                                             =======          =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Form 10Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

During the second quarter of 1999, the Company formed a real estate investment trust as a subsidiary of Cape Cod Bank and Trust Company ("Bank") to utilize income tax advantages available under Massachusetts tax law. Under the name of CCBT Preferred Corp., this new corporation purchased 100% of the commercial mortgage loans of the Bank on May 14, 1999, and retained the Bank as servicer of those loans.

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

    COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS, LIABILITIES AND CAPITAL

The Company had $1.23 billion of consolidated total assets, $740.0 million of deposits and $85.9 million of stockholders' equity at June 30, 1999. Its capital to assets ratio was 7.0%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1998, investment securities, at fair value at June 30, 1999, increased $35.6 million or 7.2%, total loans increased $14.2 million or 2.4%, deposits increased $12.1 million or 1.7% and borrowed funds increased $31.4 million or 8.8%.

INVESTMENT SECURITIES

The adjusted cost and estimated market values of investment securities which the Company considers to be available for sale at June 30, 1999 and December 31, 1998 were as follows:

                                                                   June 30, 1999
                                                                   (in thousands)
                                                 -----------------------------------------------
                                                                 Gross       Gross     Estimated
                                                 Amortized    Unrealized  Unrealized      Market
                                                   Cost          Gains       Losses       Value
                                                 --------     --------     --------     --------
U. S. Government agency CMOs ...............     $217,668     $  2,020     $    573     $219,115
Other U. S. Government agencies ............       29,028           18          312       28,734
Other collateralized mortgage obligations ..       78,573          537           86       79,024
State and municipal obligations ............       29,164         --           --         29,164
Other debt securities ......................      175,661          219          324      175,556
                                                 --------     --------     --------     --------
               Totals ......................     $530,094     $  2,794     $  1,295     $531,593
                                                 ========     ========     ========     ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                                December 31, 1998
                                                                  (in thousands)
                                                 -----------------------------------------------
                                                                 Gross       Gross     Estimated
                                                 Amortized    Unrealized  Unrealized      Market
                                                   Cost          Gains       Losses       Value
                                                 --------     --------     --------     --------
U. S. Government agency CMOs ...............     $266,397     $  1,506     $    850     $267,053
Other U. S. Government agencies ............       18,554          124          235       18,443
Other collateralized mortgage obligations ..       79,107          617          176       79,548
State and municipal obligations ............       16,416          --           --        16,416
Other debt securities ......................      115,060          138          638      114,560
                                                 --------     --------     --------     --------
               Totals ......................     $495,534     $  2,385     $  1,899     $496,020
                                                 ========     ========     ========     ========

Investment securities increased $35.6 million to $531.6 million at June 30, 1999, funded by an increase in short term borrowings. High prepayment volume experienced during the latter months of 1998 and into 1999 on mortgage-backed investments reduced CMOs approximately $48 million. All other investment categories increased approximately $84 million, including $61 million of Other debt securities. At June 30,1999, Other debt securities consisted of approximately $96 million floating rate and $72 million short term fixed rate securities, nearly all backed by assets other than residential mortgages, and $8 million of money market investments readily convertible into cash.

Sales of securities produced net gains of $4 thousand during the quarter ended June 30, 1999 compared to net gains of $20 thousand during the same period in 1998. Net gains on security sales amounted to $59 thousand and $146 thousand for the six months ended June 30, 1999 and 1998, respectively.

LOANS

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)



                                                    June 30,          December 31,
                                                      1999                1998
                                                   ---------          ---------
                                                           (in thousands)
Mortgage loans on real estate:
     Residential .........................         $ 242,373          $ 233,533
     Commercial ..........................           201,921            207,860
     Construction ........................            53,106             47,940
     Equity lines of credit ..............            21,612             20,787
                                                   ---------          ---------
                                                     519,012            510,120
                                                   ---------          ---------
Other loans
     Commercial ..........................            76,771             70,767
     Industrial revenue bonds ............             1,279              1,344
     Consumer and other ..................            10,963             11,589
                                                   ---------          ---------
                                                      89,013             83,700
                                                   ---------          ---------
Total loans ..............................           608,025            593,820
Less: Allowance for loan losses ..........           (11,255)           (11,108)
                                                   ---------          ---------
Loans, net ...............................         $ 596,770          $ 582,712
                                                   =========          =========

Total loans increased $14.2 million or 2.4% to $608 million at June 30, 1999 as compared to December 31, 1998, led by residential mortgage loans, up $8.8 million or 3.8%. New volume in the residential loan category was strong, with originations of $42.9 million fixed rate and $73.5 million adjustable rate mortgages. During the first half of 1999, the Company sold $48.4 million residential mortgages, producing net gains of $151 thousand. Commercial loans increased $6 million or 8.5% and Construction loans increased $5.2 million or nearly 11%.

Non performing assets and loan loss experience:

As shown in the table below, non-performing assets were $3.9 million or 0.32% of total assets at June 30, 1999 compared to $7.5 million or 0.63% of total assets at December 31, 1998. All of these amounts represent non accruing loans. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank. The Company holds no property acquired from defaulted loans.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                             June 30,   December 31,
                                                               1999         1998
                                                              ------      ------
                                                                (in thousands)
Nonaccrual loans .......................................      $3,952      $7,468
Loans past due 90 days or more and still accruing ......        --          --
                                                              ------      ------
           Total nonperforming assets ..................      $3,952      $7,468
                                                              ======      ======
Restructured troubled debt performing in accordance
with amended terms, not included above .................      $  633      $  478
                                                              ======      ======

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                        Six  months ended
                                                    June 30,            June 30,
                                                      1999               1998
                                                  ---------           --------
                                                          (in thousands)
Balance at the beginning of the period            $  11,108           $ 10,962
Provisions ............................                   0                  0
Recoveries ............................                 249                381
                                                  ---------           --------
                                                     11,357             11,343
Less: Charge-offs .....................                (102)              (290)
                                                  ---------           --------
Balance at the end of the period ......            $ 11,255           $ 11,053
                                                   ========           ========

Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.85% of total loans at June 30, 1999 and 1.87% at December 31, 1998. Management considers the reserve to be adequate at June 30, 1999, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

DEPOSITS

The following table is a summary of deposits outstanding as of the dates indicated:

                                                         June 30,      December 31,
                                                           1999            1998
                                                         --------       --------
                                                              (in thousands)
Demand deposits ..................................       $171,961       $160,966
NOW accounts .....................................        114,269        114,210
Other savings deposits ...........................        162,411        160,126
Money market accounts ............................        141,158        141,317
Certificates of deposit greater than $100,000 ....         32,981         30,299
Other time deposits ..............................        117,235        120,979
                                                         --------       --------
Total deposits ...................................       $740,015       $727,897
                                                         ========       ========

Reflecting the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 20 herein, total deposits at June 30, 1999 were $12.1 million or 1.66% higher than total deposits at December 31, 1998. Generally, the Company's strategy is to price deposits that reflect national market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.


BORROWED FUNDS

Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At June 30, 1999, borrowed funds totaled $389.6 million, up $31.4 million or 8.8% compared to borrowed funds at December 31, 1998. This increase has been utilized to support heretofore described loan and investment growth.


STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.00% at June 30, 1999 compared to 7.09% at December 31, 1998.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of June 30, 1999:

                                           Minimum            June 30, 1999
                                          Regulatory      ---------------------
                                          Guidelines      Company          Bank
                                          ----------      -------          ----
Tier 1 leverage capital .................    3.00%         7.31%          6.87%

Tier 1 capital to risk-weighted assets ..    4.00%        11.21%         10.52%

Total capital to risk-weighted assets ...    8.00%        12.12%         11.75%

During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market (the "Program"). Consistent with that authorization, the Company repurchased 143,800 shares (1.6%) between February and June 1999, at an average cost of $17.07 per share. The Company expects to continue these repurchases as acceptable opportunities are presented, and until the Program is complete.

The Company's book value at June 30, 1999 was $9.64 per share compared to $9.22 per share at December 31, 1998.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                                                      CCBT BANCORP, INC.
                                                                      AVERAGE BALANCE SHEETS,INTEREST RATES and SPREAD
                                                                                   Three months ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                        1999                                      1998
                                                      --------------------------------------      ----------------------------------
                                                                      Interest     Average                      Interest   Average
                                                        Average       Income/       Yield/        Average       Income/     Yield/
                                                        Balance       Expense      Rate Paid      Balance       Expense    Rate Paid
                                                        -------       -------      ---------      -------       -------    ---------
                                                                                  (Dollar amounts in thousands)
ASSETS
Securities
   Mortgage-backed securities ....................    $   70,425     $      950       5.40%     $   11,239     $      169      6.01%
   U.S. Government CMOs ..........................       137,763          1,763       5.12%        190,340          2,568      5.40%
   U.S. Government agencies ......................        29,548            410       5.55%         37,154            549      5.91%
   Other CMOs ....................................        62,799            807       5.14%         45,435            706      6.22%
   State & municipal agencies ....................        19,486            207       5.53%         16,165            167      5.37%
   Other  securities .............................       209,773          3,042       5.80%         80,328          1,313      6.54%
                                                      ----------     ----------                 ----------     ----------
       Total securities ..........................       529,794          7,179       5.47%        380,661          5,472      5.80%
                                                      ----------     ----------                 ----------     ----------

Loans
   Commercial ....................................        78,859          1,762       8.94%         79,424          1,952      9.83%
   Commercial construction .......................        14,824            323       8.62%         11,732            282      9.51%
   Residential construction ......................        38,172            565       5.93%         31,977            544      6.82%
   Commercial mortgages ..........................       205,156          4,506       8.69%        209,584          4,933      9.31%
   Industrial revenue bonds ......................         1,312             24      10.29%          1,730             35     11.40%
   Residential mortgages .........................       269,029          4,565       6.79%        238,672          4,347      7.29%
   Consumer loans ................................        10,477            253       9.66%         13,859            332      9.58%
   Overdrafts ....................................           613              0       0.00%          1,964              0      0.00%
                                                      ----------     ----------                 ----------     ----------
       Total Loans ...............................       618,442         11,998       7.73%        588,942         12,425      8.41%
                                                      ----------     ----------                 ----------     ----------

                Total interest earning assets ....     1,148,236         19,177       6.69%        969,603         17,897      7.39%
                                                                     ----------                 ----------     ----------
   Non-earning assets ............................        59,302                                    49,289
                                                      ----------                                ----------
      Total assets ...............................    $1,207,538                                $1,018,892
                                                      ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts ..................................    $  111,946     $      229       0.82%     $  104,951     $      307      1.17%
   Regular  savings ..............................       158,496          1,135       2.87%        158,260          1,296      3.28%
   Money Market accounts .........................       142,260          1,087       3.06%        145,306          1,255      3.46%
   Time certificates of deposit ..................       150,938          1,822       4.84%        149,407          2,017      5.41%
                                                      ----------     ----------                 ----------     ----------
        Total interest bearing deposits ..........       563,640          4,273       3.04%        557,924          4,875      3.50%
                                                      ----------     ----------                 ----------     ----------

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                                                      CCBT BANCORP, INC.
                                                                      AVERAGE BALANCE SHEETS,INTEREST RATES and SPREAD
                                                                                   Three months ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                        1999                                      1998
                                                      --------------------------------------      ----------------------------------
                                                                      Interest     Average                      Interest   Average
                                                        Average       Income/       Yield/        Average       Income/     Yield/
                                                        Balance       Expense      Rate Paid      Balance       Expense    Rate Paid
                                                        -------       -------      ---------      -------       -------    ---------
                                                                                  (Dollar amounts in thousands)
Borrowings
   FHLB ..........................................       368,137          4,910       5.35%        222,492          3,271      5.90%
   Other short-term borrowings ...................        17,323            175       4.04%         12,507            152      4.87%
                                                      ----------     ----------                 ----------     ----------
        Total borrowings .........................       385,460          5,085       5.29%        234,999          3,423      5.84%
                                                      ----------     ----------                 ----------     ----------
                Total interest bearing liabilities       949,100          9,358       3.95%        792,923          8,298      4.20%
                                                      ----------     ----------                 ----------     ----------
Demand deposits ..................................       162,156                                   141,661
Non-interest bearing liabilities .................        12,885                                     6,430
Stockholders' equity .............................        83,397                                    77,878
                                                      ----------                                ----------
      Total liabilities and stockholders' equity .    $1,207,538                                $1,018,892
                                                      ==========                                ==========


Net interest income/spread .......................                   $    9,819       2.73%                    $    9,599      3.19%
                                                                     ==========                                ==========
Net interest margin (NII/Average Earning Assets) .                                    3.43%                                    3.97%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)


                                    CCBT BANCORP, INC.
                                   VOLUME/RATE ANALYSIS
                    Three months ended June 30, 1999 vs June 30, 1998



                                                        Changes in income/expense due to
                                                        --------------------------------
                                                       Volume         Rate          Total
                                                       ------         ----          -----
EARNING ASSETS
Securities
   Mortgage-backed securities ....................     $   842      $   (61)     $   781
   U.S. Government CMOs ..........................        (689)        (116)        (805)
   U.S. Government agencies ......................        (109)         (30)        (139)
   Other CMOs ....................................         246         (145)         101
   State & municipal agencies ....................          45           (5)          40
   Other  securities .............................       1,991         (262)       1,729
                                                       -------      -------      -------
       Total securities ..........................       2,326         (619)       1,707
                                                       -------      -------      -------

Loans
   Commercial ....................................         (13)        (177)        (190)
   Commercial construction .......................          70          (29)          41
   Residential construction ......................          99          (78)          21
   Commercial mortgages ..........................         (99)        (328)        (427)
   Industrial revenue bonds ......................         (11)           0          (11)
   Residential mortgages .........................         533         (315)         218
   Consumer loans ................................         (81)           2          (79)
   Overdrafts ....................................           0            0            0
                                                       -------      -------      -------
       Total Loans ...............................         498         (925)        (427)
                                                       -------      -------      -------

                Total earning assets .............     $ 2,824      $(1,544)     $ 1,280
                                                       -------      -------      -------

INTEREST BEARING LIABILITIES
   NOW accounts ..................................     $    17      $   (95)     $   (78)
   Regular  savings ..............................           2         (163)        (161)
   Money Market accounts .........................         (25)        (143)        (168)
   Time certificates of deposit ..................          20         (215)        (195)
                                                       -------      -------      -------
        Total interest bearing deposits ..........          14         (616)        (602)
                                                       -------      -------      -------

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)


                                    CCBT BANCORP, INC.
                                   VOLUME/RATE ANALYSIS
                    Three Months ended June 30, 1999 vs June 30, 1998
                                                        Changes in income/expense due to
                                                        --------------------------------
                                                       Volume         Rate          Total
                                                       ------         ----          -----
Borrowings .......................................           0
   FHLB ..........................................       2,042         (403)       1,639
   Other short-term borrowings ...................          54          (31)          23
                                                       -------      -------      -------
        Total borrowings .........................       2,096         (434)       1,662
                                                       -------      -------      -------

                Total interest bearing liabilities     $ 2,110      $(1,050)     $ 1,060
                                                       -------      -------      -------

Net interest income ..............................     $   714      $  (494)     $   220
                                                       =======      =======      =======

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                              RESULTS OF OPERATIONS
      THREE MONTHS ENDED JUNE 30, 1999 vs. THREE MONTHS ENDED JUNE 30, 1998

Sources of funds

As shown in the table on page 13, average interest bearing deposits outstanding increased $5.7 million or 1.0% during the second quarter 1999 versus the second quarter 1998. The cost of those funds declined in the 1999 period, however, as management reduced deposit rates in response to generally declining market rates. On the other hand, average borrowed funds increased substantially in the 1999 period in order to fund increases in both loans and the securities. The rates paid on these borrowed funds were less in the 1999 period when compared to 1998, again reflecting the general decline in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 14.4% higher in the 1999 period under discussion when compared to the 1998 comparable period, including demand deposit growth of $20.5 million or 14.5%. In total, average sources of funds increased nearly $189 million or 18.5% period to period, while the average cost of interest bearing funds declined from 4.20% during the quarter ended June 30, 1998 to 3.95% for the same period in 1999.

Uses of funds

When compared to the second quarter of 1998, average loans and investments were higher in 1999 by 5.0% and 39.2%, respectively, and on a combined basis, represented 95% of average total assets in each period. Loan growth was spearheaded by residential mortgage and related construction lending, up $36.6 million or 13.5% in a very active local market. Investment growth also focused in real estate backed obligations as well as other asset backed securities. Consistent with market rates generally, and particularly in the investment portfolio where mortgage refinancing reduced earnings on CMOs, the average yield on earning assets declined to 6.69% for the three months ended June 30, 1999 from the 7.39% reported for the comparable period in 1998.

Net interest income

Net interest income was $9.8 million for the three months ended June 30, 1999 as compared to $9.6 million for the same period in 1998, up 2.3%. The spread and net interest margin ratios were 2.73% and 3.43%, respectively, for the three months ended June 30, 1999 as compared to 3.19% and 3.97%, respectively, for the comparable 1998 period. Consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio. These, along with intense local competitive pressure for quality commercial loans throughout 1998 and into 1999, are the primary factors contributing to these results. As shown on the Volume/rate analysis on page 14, the company's net interest income improved on volume increases but declined as a result of the narrower spread during the second quarter, 1999 as compared to the same period in 1998.

Provision for possible loan losses

No provisions were made to the reserve for possible loan losses in the quarters ended June 30, 1999 or 1998. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Non-interest income

Non-interest income totaled $4.75 million for the three months ended June 30, 1999, up $750 thousand or 18.8% compared to the $4.0 million earned during the same period in 1998 due to a general increase in volumes. Higher trust and investment fees, increased deposit activity fees and greater net gains on sales of loans contributed to this increase, along with increased credit card merchant and interchange fees. The latter, which reflect the continuing strength of the tourist season in our marketplace, are partially offset by increased expenses, as discussed below.

Non-interest expenses

During the second quarter of 1999, non-interest expenses totaled $9.0 million, $945 thousand or 11.7% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $393 thousand or 10.2% to total $4.2 million for the second three months of 1999. Credit card processing expense increased $292 thousand in conjunction with high activity and strong fee income growth, Outside services expense increased $112 thousand, ATM network expense increased $59 thousand and Other expenses increased $129 thousand. These increases were fully anticipated in the normal operations of the Company.

Income taxes

The combined State and Federal income tax expense of $1.8 million for the quarter ended June 30, 1999 was 16.3% lower than the $2.2 million recorded for the same quarter in 1998, a reflection of the year-to date impact of the newly formed CCBT Preferred Corp, a real estate investment trust subsidiary of Cape Cod Bank and Trust Company. (See "General" on page 8.) The combined effective State and Federal tax expense declined to 33.2% of pretax income in the second quarter of 1999 reflecting the year-to-date impact of the state tax savings brought about by the real estate investment trust. The combined effective tax rate was 40.0% of pretax net income for the 1998 second quarter.

Net income

Consolidated net income was $3.7 million representing earnings per share of $0.41 for the three months ended June 30, 1999 as compared to $3.3 million or $0.37 per share for the comparable three months ended June 30, 1998. Annualized returns on average assets and average equity were 1.23% and 17.84%, respectively, for the three months ended June 30, 1999 as compared to 1.31% and 17.12%, respectively, for the three months ended June 30, 1998.









              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                                                      CCBT BANCORP, INC.
                                                                       AVERAGE BALANCE SHEETS,INTEREST RATES and SPREAD
                                                                                    Six months ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                         1999                                    1998
                                                      --------------------------------------   -------------------------------------
                                                                       Interest     Average                     Interest     Average
                                                        Average        Income/       Yield/      Average        Income/       Yield/
                                                        Balance        Expense     Rate Paid     Balance        Expense    Rate Paid
                                                      ----------     ----------      ----      ----------     ----------       ----
                                                                                (Dollar amounts in thousands)
ASSETS
Securities
   Mortgage-backed securities ....................    $   75,486     $    1,959      5.19%     $    7,865     $      242       6.15%
   U.S. Government CMOs ..........................       145,325          3,303      4.55%        170,801          5,013       5.87%
   U.S. Government agencies ......................        25,774            696      5.40%         47,514          1,311       5.52%
   Other CMOs ....................................        64,507          1,657      5.14%         45,473          1,325       5.83%
   State & municipal agencies ....................        18,320            384      5.45%         17,127            374       5.83%
   Other  securities .............................       192,402          5,506      5.72%         89,179          2,490       5.57%
                                                      ----------     ----------                ----------     ----------
       Total securities ..........................       521,814         13,505      5.22%        377,959         10,755       5.77%
                                                      ----------     ----------                ----------     ----------

Loans
   Commercial ....................................        75,893          3,399      8.96%         77,078          3,799       9.94%
   Commercial construction .......................        13,003            571      8.73%         11,964            543       9.14%
   Residential construction ......................        37,572          1,104      5.92%         28,242            906       6.47%
   Commercial mortgages ..........................       205,342          9,102      8.82%        204,157          9,649       9.56%
   Industrial revenue bonds ......................         1,345             50     10.60%          1,781             73      11.85%
   Residential mortgages .........................       273,174          9,259      6.78%        228,471          8,361       7.32%
   Consumer loans ................................        10,680            532      9.98%         14,304            687       9.31%
   Overdrafts ....................................           602              0      0.00%          1,567              0       0.00%
                                                      ----------     ----------                ----------     ----------
       Total Loans ...............................       617,611         24,017      7.77%        567,564         24,018       8.53%
                                                      ----------     ----------                ----------     ----------
                Total interest earning assets ....     1,139,425         37,522      6.61%        945,523         34,773       7.42%
                                                                     ----------                               ----------
   Non-earning assets ............................        52,545                                   46,309
                                                      ----------                               ----------
      Total assets ...............................    $1,191,970                               $  991,832
                                                      ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts ..................................    $  110,404     $      450      0.82%     $  103,379     $      720       1.40%
   Regular  savings ..............................       158,476          2,260      2.87%        158,595          2,698       3.43%
   Money Market accounts .........................       140,925          2,145      3.07%        145,832          2,600       3.60%
   Time certificates of deposit ..................       151,402          3,688      4.91%        150,734          4,065       5.44%
                                                      ----------     ----------                ----------     ----------
        Total interest bearing deposits ..........       561,207          8,543      3.07%        558,540         10,083       3.64%
                                                      ----------     ----------                ----------     ----------

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                                                                      CCBT BANCORP, INC.
                                                                       AVERAGE BALANCE SHEETS,INTEREST RATES and SPREAD
                                                                                    Six months ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                         1999                                    1998
                                                      --------------------------------------   -------------------------------------
                                                                       Interest     Average                     Interest     Average
                                                        Average        Income/       Yield/      Average        Income/       Yield/
                                                        Balance        Expense     Rate Paid     Balance        Expense    Rate Paid
                                                      ----------     ----------      ----      ----------     ----------       ----
                                                                                (Dollar amounts in thousands)
Borrowings
   FHLB ..........................................       366,875          9,745      5.36%        203,035          5,993       5.95%
   Other short-term borrowings ...................        16,337            318      3.93%         11,131            270       4.90%
                                                      ----------     ----------                ----------     ----------
        Total borrowings .........................       383,212         10,063      5.30%        214,166          6,263       5.90%
                                                      ----------     ----------                ----------     ----------

                Total interest bearing liabilities       944,419         18,606      3.97%        772,706         16,346       4.27%
                                                      ----------     ----------                ----------     ----------
Demand deposits ..................................       154,610                                  136,726
Non-interest bearing liabilities .................         9,069                                    5,313
Stockholders' equity .............................        83,872                                   77,087
                                                      ----------                               ----------
      Total liabilities and stockholders' equity .    $1,191,970                               $  991,832
                                                      ==========                               ==========


Net interest income/spread .......................                   $   18,916      2.64%                   $   18,427        3.15%
                                                                     ==========                              ==========
Net interest margin (NII/Average Earning Assets) .                                   3.30%                                     3.93%

 PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                    CCBT BANCORP, INC.
                                   VOLUME/RATE ANALYSIS
                     Six Months ended June 30, 1999 vs June 30, 1998
                                                       Changes in income/expense due to
                                                       --------------------------------
                                                       Volume        Rate         Total
                                                      -------      -------      -------
EARNING ASSETS
Securities
   Mortgage-backed securities ....................     $ 1,901      $  (184)     $ 1,717
   U.S. Government CMOs ..........................        (658)      (1,052)      (1,710)
   U.S. Government agencies ......................        (589)         (26)        (615)
   Other CMOs ....................................         518         (186)         332
   State & municipal agencies ....................          33          (23)          10
   Other  securities .............................       2,890          126        3,016
                                                       -------      -------      -------
       Total securities ..........................       4,095       (1,345)       2,750
                                                       -------      -------      -------
Loans
   Commercial ....................................         (56)        (344)        (400)
   Commercial construction .......................          46          (18)          28
   Residential construction ......................         287          (89)         198
   Commercial mortgages ..........................          54         (601)        (547)
   Industrial revenue bonds ......................         (24)           1          (23)
   Residential mortgages .........................       1,563         (665)         898
   Consumer loans ................................        (173)          18         (155)
   Overdrafts ....................................           0            0            0
                                                       -------      -------      -------
       Total Loans ...............................       1,697       (1,698)          (1)
                                                       -------      -------      -------

                Total earning assets .............     $ 5,792      $(3,043)     $ 2,749
                                                       -------      -------      -------
INTEREST BEARING LIABILITIES
   NOW accounts ..................................     $    39      $  (309)     $  (270)
   Regular  savings ..............................          (2)        (436)        (438)
   Money Market accounts .........................         (81)        (374)        (455)
   Time certificates of deposit ..................          17         (394)        (377)
                                                       -------      -------      -------
        Total interest bearing deposits ..........         (27)      (1,513)      (1,540)
                                                       -------      -------      -------
Borrowings
   FHLB ..........................................       4,595         (843)       3,752
   Other short-term borrowings ...................         114          (66)          48
                                                       -------      -------      -------
        Total borrowings .........................       4,709         (909)       3,800
                                                       -------      -------      -------

                Total interest bearing liabilities     $ 4,682      $(2,422)     $ 2,260
                                                       -------      -------      -------

Net interest income ..............................     $ 1,110      $  (621)     $   489
                                                       =======      =======      =======

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                              RESULTS OF OPERATIONS
        SIX MONTHS ENDED JUNE 30, 1999 vs SIX MONTHS ENDED JUNE 30, 1998

Sources of funds

As shown in the table on the page 17, average interest bearing deposits outstanding increased $2.7 million when comparing the first half of 1999 versus the same period in 1998. The cost of those funds was significantly less in the 1999 period, however, as management reduced deposit rates in response to generally declining market rates. On the other hand, average borrowed funds increased substantially in the 1999 period in order to fund increases in both loans and securities. The rates paid on these borrowed funds were less in the 1999 period when compared to 1998, again reflecting the general decline in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 13.0% higher in the 1999 period under discussion when compared to the 1998 comparable period, including demand deposit growth of $17.9 million or 13.1%. In total, average sources of funds increased $200 million or 20.2% period to period, while the average cost of interest bearing funds declined from 4.27% during the six months ended June 30, 1998 to 3.97% in 1999.

Uses of funds
Loans and investments were higher in 1999 by 8.8% and 38.1%, respectively, and on a combined basis, approximated 95% of average total assets during each period. Loan growth was spearheaded by residential mortgage and related construction lending, up $54.0 million or 21.0% in very active local market. Investment growth also focused in real estate backed obligations as well as other asset-backed securities. Consistent with market rates generally, and particularly in the investment portfolio where mortgage refinancing reduced earnings on CMOs, the average yield on earning assets declined to 6.61% for the six months ended June 30, 1999 from the 7.42% reported for the comparable period in 1998.

Net interest income

Net interest income was $18.9 million for the six months ended June 30, 1999 as compared to $18.4 million for the same period in 1998, up 2.65%. The spread and net interest margin ratios were 2.64% and 3.30%, respectively, for the six months ended June 30, 1999 as compared to 3.15% and 3.93%, respectively, for the comparable 1998 period. Consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio. These, along with intense local competitive pressure for quality commercial loans throughout 1998 and into 1999, are the primary factors contributing to these results. As shown on the Volume/rate analysis on page 18, the company's net interest income improved on volume increases but declined as a result of the narrower spread during the first six months of 1999 as compared to the same period in 1998.

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

Provision for possible loan losses

No provisions were made to the reserve for possible loan losses in the six months ended June 30, 1999 or 1998. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

Non-interest income totaled $8.7 million for the six months ended June 30, 1999, up $1.1 million or 14.0% compared to the $7.6 million earned during the same period in 1998 due to a general increase in volumes. Higher trust and investment fees and increased deposit activity fees contributed to this increase, along with increased credit card merchant and interchange fees. The latter, which reflect a strong start to the tourist season in our marketplace, are partially offset by increased expenses, as discussed below.

Non-interest expenses

During the first half of 1999, non-interest expenses totaled $17.0 million, $492 thousand or 2.98% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $550 thousand or 7.0% to total $8.4 million for the first six months of 1999. Credit card processing expense increased $264 thousand in conjunction with strong fee income growth while virtually all other expense categories were very near 1998 levels, and in accordance with the Company's expectations.

Income taxes

The combined State and Federal income tax expense of $3.8 million for the six months ended June 30, 1999 nearly equaled the $3.8 million recorded for the same period in 1998, primarily reflecting the year-to date impact of the newly formed CCBT Preferred Corp, a real estate investment trust subsidiary of the Company's subsidiary bank, Cape Cod Bank and Trust Company. (See "General", page 8.) The combined effective State and Federal tax expense declined to 36.2% of pretax income in the first half of 1999 reflecting the year-to-date impact of the state tax savings brought about by the real estate investment trust. The combined effective tax rate was 39.9% of pretax net income for the first half of 1998.

Net income

Consolidated net income was $6.8 million representing earnings per share of $0.75 for the six months ended June 30, 1999 as compared to $5.7 million or $0.63 per share for the comparable six months ended June 30, 1998. Annualized returns on average assets and average equity were 1.14% and 16.25%, respectively, for the six months ended June 30, 1999 as compared to 1.16% and 14.97%, respectively, for the six months ended June 30, 1998.

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

                                    LIQUIDITY

The Bank normally experiences a wide swing in its liquidity each year due to the seasonal nature of the economy in its market area. Liquidity is usually high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale. Alternately, the Bank can borrow funds using investment securities as collateral. The Bank has an available line of credit of $13.0 million from the Federal Home Loan Bank of Boston, has established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve Bank if necessary.


                           ASSET/LIABILITY MANAGEMENT

Through the Bank's Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and several Directors, the Company and the Bank monitor the level and general mix of earning assets and interest bearing liabilities, with particular attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is to manage interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

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

Much computer software has been written which allows the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99", clearly recognizable as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could create problems at the turn of the century because "01/01/00" could be interpreted to mean January 1, 1900 rather than January 1, 2000. If such circumstances are not identified and corrected in advance, they could cause system failure or erroneous calculations of such items as interest income or expense. This could potentially have a significant impact on the Bank's ability to do business.

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

For the Bank's internal computer processing, it was determined to be necessary to replace some of its computers and to acquire more recent versions of certain software. $800,000 was spent for this purpose in 1998 and an additional $500,000 is expected to be spent in 1999. These costs have been or will be capitalized and depreciated over the useful lives of the items purchased.

The Bank relies on outside vendors for much of its critical data processing. These vendors have assured the Bank that they are Year 2000 compliant. The Bank's testing has confirmed this, to the extent that the Bank's testing is complete. As of June 30, 1999, testing is virtually complete on those systems that the Bank considers to be critical or high risk. Final testing is expected to be completed during the summer of 1999. In addition to this testing process, contingency plans are being developed for processing of the Bank's work in the event of failure of any of these systems.

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

Please refer to the statement regarding "Forward-Looking Information" at the beginning of Part II, Item 7 of this 10Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to any forward-looking statements in this section. Although management of the Bank and Bancorp believe that their responses to the Year 2000 issue are appropriate, neither the Bank nor Bancorp can guarantee their Year 2000 readiness, nor that of material vendors or customers, nor the effectiveness of contingency plans in the event of a failure in any of the Bank's computer systems.


ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Annual Report").

For quantitative information about market risk, see Item 7A of Part II of the Company's 1998 Annual Report.

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 1999 from those presented in the Company's 1998 Annual Report.

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

Not applicable

ITEM 3.  Defaults upon senior securities

Not applicable

ITEM 4.  Submission of matters to a vote of security holders

The Company's annual meeting of stockholders was held on April 22, 1999 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $2.50 par value (the"Common Stock"), was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 9,061,064 shares of Common Stock issued, outstanding and eligible to vote as of March 8, 1999. A total of 7,409,118.914 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

At the Annual Meeting, the stockholders elected the following two individuals as Directors of the Company to serve until the 2002 annual meeting of stockholders, with the following votes cast:

                                                           BROKER  NON-VOTES
     NOMINEE                FOR              WITHHELD       AND ABSTENTIONS
     -------                ---              --------       ---------------
George  D.  Denmark     7,316,208.707       92,910.207              0
William C. Snow         7,294,598.205      114,520.709              0

The following additional Directors of the Company continued as Directors after the Annual Meeting: John F. Aylmer, Palmer Davenport, John Otis Drew, and Stephen B. Lawson.

ITEM 5.  Other information

Not applicable

PART II  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

               Exhibit Description
                       27 Financial data schedule

               (b) Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1999.

EXHIBIT INDEX

                           Exhibit                 Description
                             27              Financial data schedule


--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        (Registrant) CCBT Bancorp, Inc.
                                     ------------------
                        Date:        August 10, 1999
                                     ---------------
                        /s/ Stephen B. Lawson
                        ---------------------
                        Stephen B. Lawson, President and Chief Executive Officer


                        /s/    Noal D. Reid
                        -------------------
                        Noal D. Reid,  Chief Financial Officer and Treasurer