Form 10-Q
period 1999-09-30
CCBT FINANCIAL COMPANIES INC
filed 1999-11-15
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                          COMMISSION FILE NO. 000-25381

                         CCBT FINANCIAL COMPANIES, INC.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1):[X]Yes [ ]No and (2): [X]Yes [ ]No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 9,061,064 shares of common stock outstanding as of September 30, 1999.

                                TABLE OF CONTENTS

SECTION               DESCRIPTION                                                                         PAGE NO.
-------               -----------                                                                         --------
PART I                FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Statements of Financial Condition                                      1
                               September 30, 1999 (Unaudited) and December 31, 1998

                      Consolidated Statements of Income (Unaudited)                                       2
                               Three and Nine Months Ended September 30, 1999 and 1998

                      Consolidated Statements of Cash Flows (Unaudited)                                   3
                               Nine Months Ended September 30, 1999 and 1998

                      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)              4
                               Nine Months Ended September 30, 1999 and 1998

                      Consolidated Statements of Comprehensive Income (Unaudited)                         4
                               Nine Months Ended September 30, 1999 and 1998

                      Notes to Consolidated Financial Statements                                          5-6

         Item 2.      Management's Discussion and Analysis of Financial Condition                         6-20
                               and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          21

PART II               OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                   21

         Item 2.      Changes in Securities and Use of Proceeds                                           21

         Item 3.      Defaults upon Senior Securities                                                     21

         Item 4.      Submission of Matters to a Vote of Security Holders                                 21-23

         Item 5.      Other Information                                                                   23

         Item 6.      Exhibits and Reports on Form 8-K                                                    23

                      SIGNATURES                                                                          24

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                CCBT FINANCIAL COMPANIES, INC.
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 SEPTEMBER 30,               DECEMBER 31,
                                                                                     1999                       1998
                                                                               -------------------        -------------------
ASSETS                                                                            (UNAUDITED)

Cash and due from banks                                                    $         29,457,717       $         29,383,227
Interest-bearing deposits in banks                                                      714,973                     43,888
Securities available for sale, at fair value                                        593,055,847                496,020,243
Federal Home Loan Bank stock, at cost                                                22,125,400                 22,125,400
Federal Reserve Bank of Boston stock, at cost                                         1,096,700                        ---
Loans
      Commercial loans                                                               68,675,170                 70,766,629
      Construction mortgage loans                                                    61,133,296                 47,939,708
      Commercial mortgage loans                                                     203,912,047                207,860,415
      Industrial revenue bonds                                                        1,207,536                  1,344,336
      Residential mortgage loans                                                    285,251,278                254,320,484
      Consumer loans                                                                  9,859,450                 11,588,705
                                                                             -------------------        -------------------
          Total loans                                                               630,038,777                593,820,277
          Less: Reserve for loan losses                                             (11,314,064)               (11,107,633)
                                                                             -------------------        -------------------
          Net loans                                                                 618,724,713                582,712,644
                                                                             -------------------        -------------------
Loans held for sale                                                                  14,316,727                 18,140,522
Premises and equipment                                                               12,259,466                 12,847,002
Deferred tax assets                                                                   5,040,793                  4,992,690
Accrued interest receivable on securities                                             3,700,016                  4,067,975
Principal and interest receivable on loans                                            2,992,213                  3,596,836
Other real estate owned                                                               1,500,000                        ---
Other assets                                                                          5,077,004                  3,599,734
                                                                             -------------------        -------------------
          Total assets                                                       $    1,310,061,569         $    1,177,530,161
                                                                             ===================        ===================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                                              $      185,893,147         $      160,966,042
NOW account deposits                                                                117,966,817                114,210,098
Money market account deposits                                                       151,786,020                141,316,906
Other savings deposits                                                              171,819,084                160,125,653
Certificates of deposit of $100,000 or more                                          51,782,800                 30,299,027
Other time deposits                                                                 120,212,620                120,979,249
                                                                             -------------------        -------------------
          Total deposits                                                            799,460,488                727,896,975
                                                                             -------------------        -------------------
Borrowings from the Federal Home Loan Bank                                          373,460,143                343,506,683
Other short-term borrowings                                                          28,955,914                 14,606,322
Current taxes payable                                                                 1,498,706                    255,080
Interest payable on deposits                                                          1,133,162                  1,060,045
Interest payable on borrowings                                                        1,537,831                  1,437,695
Post retirement benefits payable                                                      2,337,403                  2,016,146
Employee profit sharing retirement and bonuses payable                                1,425,975                  1,783,350
Due to brokers securities settlement account                                         12,793,694                        ---
Other liabilities                                                                     3,372,498                  1,425,465
                                                                             -------------------        -------------------
          Total liabilities                                                       1,225,975,814              1,093,987,761
                                                                             -------------------        -------------------
Stockholders' equity

      Common stock, $2.50 par value, 12,000,000 shares

          authorized, 9,061,064 shares outstanding                                   22,652,660                 22,652,660
      Surplus                                                                        13,903,294                 13,903,294
      Undivided profits                                                              53,541,785                 46,704,129
                                                                             -------------------        -------------------
                                                                                     90,097,739                 83,260,083
      Treasury stock, at cost (378,800 shares)                                       (6,244,288)                       ---
      Accumulated other comprehensive income                                            232,304                    282,317
                                                                             -------------------        -------------------
          Total stockholders' equity                                                 84,085,755                 83,542,400
                                                                             -------------------        -------------------
          Total liabilities and stockholders' equity                         $    1,310,061,569         $    1,177,530,161
                                                                             ===================        ===================

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                                                   CCBT FINANCIAL COMPANIES, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                                    THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999            1998             1999              1998
                                                                      -----------      -----------      -----------      -----------
                                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                                            $12,299,918      $12,484,077      $36,315,791      $36,501,830
Taxable interest income on securities                                   6,966,588        6,519,018       19,334,396       16,291,540
Tax-exempt interest income on securities                                  219,039          199,394          583,594          573,945
Dividends on securities                                                   309,411          299,059        1,082,775          906,637
                                                                      -----------      -----------      -----------      -----------
     Total interest and dividend income                                19,794,956       19,501,548       57,316,556       54,273,952
                                                                      -----------      -----------      -----------      -----------

INTEREST EXPENSE:
Interest on deposits                                                    4,553,343        4,899,763       13,095,992       14,982,209
Interest on borrowings from the Federal Home Loan Bank                  4,633,261        4,786,634       14,378,087       10,779,720
Interest on other short-term borrowings                                   264,446          204,081          582,513          474,365
                                                                      -----------      -----------      -----------      -----------
     Total interest expense                                             9,451,050        9,890,478       28,056,592       26,236,294
                                                                      -----------      -----------      -----------      -----------
             Net interest income                                       10,343,906        9,611,070       29,259,964       28,037,658
Provision for loan losses                                                    --               --               --               --
                                                                      -----------      -----------      -----------      -----------
Net interest income after provision for loan losses                    10,343,906        9,611,070       29,259,964       28,037,658
                                                                      -----------      -----------      -----------      -----------

NON-INTEREST INCOME:
Trust and Investment fees                                               1,419,403        1,288,812        4,328,516        3,848,184
Credit card merchant fees                                               1,963,744        1,680,527        3,493,602        2,951,711
MoneyCard interchange fees                                                148,852          121,394          440,674          311,325
Service charges on deposit accounts                                       480,074          367,112        1,456,362        1,133,945
Return and overdraft charges                                              543,674          499,077        1,649,269        1,489,406
ATM fees                                                                  190,337          240,895          451,818          487,239
Net gain on sale of loans                                                  51,869          135,657          346,046          219,813
Net gain on sale of investment securities                                 223,779           89,231          282,883          320,133
Brokerage fees and commissions                                            216,134          190,040          741,242          895,273
Other                                                                      84,044          353,102        1,096,820        1,023,758
                                                                      -----------      -----------      -----------      -----------
     Total non-interest income                                          5,321,910        4,965,847       14,287,232       12,680,787
                                                                      -----------      -----------      -----------      -----------

NON-INTEREST EXPENSE:
Salaries and wages                                                      3,194,678        2,990,839        9,223,502        8,571,540
Employee benefits                                                       1,329,615        1,137,058        3,668,201        3,373,059
Occupancy expense                                                         695,724          522,944        1,810,981        1,659,110
Equipment rental and expense                                              470,971          505,150        1,462,429        1,487,393
Credit card processing expense                                          1,631,604        1,367,930        3,133,473        2,605,858
Advertising and marketing expense                                         179,949          224,934          605,077          617,577
Printing and supplies                                                     190,620          249,741          559,627          683,284
Delivery and communication expense                                        357,711          324,708          995,000        1,005,711
Service charges correspondent banks                                        90,098           46,966          201,716          340,832
Directors' fees                                                            75,250           75,500          226,250          227,000
Outside services                                                          914,831        1,004,129        3,571,441        3,357,807
ATM network expense                                                       142,164          122,059          400,488          296,356
Insurance expense                                                          70,316           83,778          205,906          262,828
Other                                                                     290,302          299,574          862,348        1,083,595
                                                                      -----------      -----------      -----------      -----------
     Total non-interest expense                                         9,633,833        8,955,310       26,926,439       25,571,950
                                                                      -----------      -----------      -----------      -----------
             Income before income taxes                                 6,031,983        5,621,607       16,620,757       15,146,495
             Provision for income taxes                                 2,181,763        2,237,542        6,012,077        6,038,465

                                                                      -----------      -----------      -----------      -----------

        Net income                                                    $ 3,850,220      $ 3,384,065      $10,608,680      $ 9,108,030
                                                                      ===========      ===========      ===========      ===========

Average shares outstanding                                              8,887,753        9,061,064        8,957,493        9,061,064

Basic earnings per share                                              $      0.43      $      0.37      $      1.18      $      1.01
Diluted earnings per share                                            $      0.43      $      0.37      $      1.18      $      1.00
Cash dividends declared                                               $      0.14      $      0.13      $      0.42      $      0.37

   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                                                    CCBT FINANCIAL COMPANIES, INC
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             1999                        1998
                                                                                       -----------------          ------------------
       CASH PROVIDED BY OPERATING ACTIVITIES                                                            (UNAUDITED)
             Net income                                                                $     10,608,680           $       9,108,030
             Adjustments  to reconcile  net income to net cash flow
              provided by operating activities:
                  Provision for loan losses                                                         ---                         ---
                  Depreciation and amortization                                               1,620,726                   1,665,815
                  Net amortization of securities                                             (2,753,616)                    (36,324)
                  Amortization of deferred loan fees                                            148,128                     811,117
                  Gain from Mortgage Servicing rights                                          (493,509)                   (510,063)
                  Net gain on sale of investment securities                                    (282,883)                   (320,132)
                  Net gain on sale of loans                                                    (346,046)                   (219,813)
             Net change in:
                  Loans held for sale                                                         3,823,795                  (9,222,215)
                  Accrued interest receivable                                                   972,582                    (197,830)
                  Accrued expenses and other liabilities                                     14,877,862                  26,964,012
                  Other, net                                                                  1,771,619                  (7,020,298)
                                                                                       -----------------          ------------------
             Net cash provided by operating activities                                       29,947,338                  21,022,299
                                                                                       -----------------          ------------------
         CASH USED BY INVESTING ACTIVITIES
                  Net increase in loans                                                    (111,570,024)               (109,174,517)
                  Proceeds from sale of loans                                                74,288,570                  61,685,004
                  Sales of property from defaulted loans                                        115,000                     587,774
                  Purchase of money market funds                                           (669,426,779)               (603,450,000)
                  Sales of money market funds                                               655,490,379                 603,450,000
                  Maturities of securities                                                  443,039,938                 325,218,368
                  Purchase of available for sale securities                                (586,457,139)               (594,238,786)
                  Sales of available for sale securities                                     60,863,759                 100,498,820
                  Purchase of premises and equipment                                         (1,396,719)                 (1,964,499)
                                                                                       -----------------          ------------------
             Net cash used by investing activities                                         (135,053,015)               (217,387,836)
                                                                                       -----------------          ------------------

(continued)

                                                                                             1999                        1998
                                                                                       -----------------          ------------------
       CASH PROVIDED BY OPERATING ACTIVITIES                                                            (UNAUDITED)

                  Net   increase in deposits                                                 71,563,513                  30,132,617
                  Net increase in borrowings from the Federal Home Bank                      29,953,460                 155,393,588
                  Net increase in other short-term borrowings                                14,349,592                   8,219,746
                  Purchase of CCBT Financial Companies, Inc. common stock
                    in open market                                                           (6,244,288)                        ---
                  Cash dividends paid on common stock                                        (3,771,025)                 (3,352,594)
                                                                                       -----------------          ------------------
             Net cash provided by  financing activities                                     105,851,252                 190,393,357
                                                                                       -----------------          ------------------
             Net increase (decrease)  in cash and cash equivalents                              745,575                  (5,972,180)
             Cash and cash equivalents at beginning of period                                29,427,115                  34,087,493
                                                                                       -----------------          ------------------
             Cash and cash equivalents at end of period                                $     30,172,690           $      28,115,313
                                                                                       =================          ==================
             Cash  equivalents  include amounts due from banks and federal funds sold.

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash paid for:
                  Interest                                                             $     27,883,338           $      25,467,000
                  Income taxes                                                                4,360,000                   7,050,000
             Non-cash transactions:
                  Additions to property from defaulted loans                           $      1,615,000           $         188,900
                  Loans to finance OREO property                                                100,000                         ---

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                                            CCBT FINANCIAL COMPANIES, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                    1999                   1998
                                                                              -----------------      -----------------
                                                                                            (UNAUDITED)
COMMON STOCK
      Balance, beginning of the year                                          $     22,652,660       $     11,326,330
      100% stock dividend paid August 7, 1998                                              ---             11,326,330
                                                                              -----------------      -----------------
      Balance, September 30                                                         22,652,660             22,652,660
                                                                              -----------------      -----------------
SURPLUS
      Balance, beginning of the year                                                13,903,294             25,229,624
      100% stock dividend paid August 7, 1998                                              ---            (11,326,330)
                                                                              -----------------      -----------------
      Balance, September 30                                                         13,903,294             13,903,294
                                                                              -----------------      -----------------

UNDIVIDED PROFITS
      Balance, beginning of the year                                                46,704,129             38,677,715
         Net Income                                                                 10,608,680              9,108,030
         Dividends declared                                                         (3,771,024)            (3,352,593)
                                                                              -----------------      -----------------
      Balance, September 30                                                         53,541,785             44,433,152
                                                                              -----------------      -----------------

TREASURY STOCK
      Balance, beginning of the year                                                       ---                    ---
         Purchase of Treasury stock                                                 (6,244,288)                   ---
                                                                              -----------------      -----------------
      Balance, September 30                                                         (6,244,288)                   ---
                                                                              -----------------      -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
      Balance, beginning of the year                                                   282,317                402,625
         Net other comprehensive income (loss)                                         (50,013)             1,349,803
                                                                              -----------------      -----------------
      Balance, September 30                                                            232,304              1,752,428
                                                                              -----------------      -----------------
TOTAL STOCKHOLDERS' EQUITY                                                    $     84,085,755       $     84,741,534
                                                                              =================      =================

See accompanying notes to the unaudited consolidated financial statements. (continued)

                                            CCBT FINANCIAL COMPANIES, INC.
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999                   1998
                                                                              ----------------       ----------------
                                                                                            (UNAUDITED)
Net income                                                                    $     10,608,680       $      9,108,030
                                                                              -----------------      -----------------
      Holding gains on securities held for sale                                        184,767              2,548,752
      Reclassification of gains on securities held in income                          (282,883)              (320,132)
                                                                              -----------------      -----------------
      Net unrealized gains (losses)                                                    (98,116)             2,228,620
      Related tax effect                                                                48,103               (878,817)
                                                                              -----------------      -----------------
Net other comprehensive income (loss)                                                  (50,013)             1,349,803
                                                                              -----------------      -----------------
Comprehensive income                                                          $     10,558,667       $     10,457,833
                                                                              =================      =================

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1.  BASIS OF PRESENTATION

GENERAL

CCBT Financial Companies, Inc. ("Company") was incorporated under the laws of the Commonwealth of Massachusetts under the name CCBT Bancorp, Inc. ("Bancorp") on October 8, 1998 at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company, N.A. ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, Bancorp acquired 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for Bancorp common stock (the "Reorganization").

At a special stockholders meeting held July 29, 1999, Bancorp's name was changed to CCBT Financial Companies, Inc. This name change became effective September 23, 1999. On August 26, 1999, the Directors of the Company voted to amend the charter of the Bank to that of a National Bank, effective September 1, 1999.

On September 16, 1999, the Bank announced that it had entered into a purchase agreement with Fleet Bank to acquire two of Fleet's banking offices, in Falmouth and Wareham, Massachusetts. Contingent upon regulatory approvals, these acquisitions are expected to be concluded in the Spring of 2000.

Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the September 30, 1998 financial statements to conform to the 1999 presentation .

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

EARNINGS PER SHARE

On August 7, 1998, the Company paid a 100% stock dividend to shareholders of record on July 20, 1998. Prior period per share data have been restated herein to reflect this dividend.

NOTE 2.  COMMITMENTS

The Company had outstanding commitments to originate new residential and commercial mortgages of $37.8 million at September 30, 1999, including a $10.0 million participation with a leading New England financial institution to finance a project in Boston, MA, and $25.6 million at December 31, 1998 which are not reflected on the consolidated statement of financial condition. Additional unadvanced funds on various loan types at September 30, 1999 are shown in the following schedule.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                   Additional Unadvanced Loan Commitments
                                                 September 30,             December 31,
                                                     1999                       1998
                                                --------------------------------------------
                                                              (in thousands)
                 Commercial loans
                      Dealer floor plan          $       10,667         $             7,352
                      Lines of credit                    51,966                      44,960
                      Other                               1,379                         943
                 Commercial mortgage
                      Construction                       10,835                       3,084
                      Other                                 521                         711
                 Residential mortgage
                      Home equity                        31,761                      26,321
                 Consumer lines of credit                 1,977                       1,858
                                                   -------------          ------------------
                           Total                 $      109,106         $            85,229
                                                   =============          ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that the Company's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this item generally will refer to the investments and activities of the Company and the Bank except where otherwise noted.

During the second quarter of 1999, the Company formed a real estate investment trust as a subsidiary of Cape Cod Bank and Trust Company to utilize income tax advantages available under Massachusetts tax law. Under the name of CCBT Preferred Corp., this new corporation purchased 100% of the commercial mortgage loans of the Bank on May 14, 1999, and retained the Bank as servicer of those loans.

Cape Cod Bank and Trust Company, N.A. is a commercial bank with twenty-six banking offices located in Barnstable County, Massachusetts. As such, its principal business activities are the acceptance of deposits from businesses and individuals and the making of loans. The Bank also has a sizable Trust Department operation. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod.

PART I  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS, LIABILITIES AND CAPITAL

The Company had $1.31 billion of consolidated total assets, $799.5 million of deposits and $84.1 million of stockholders' equity at September 30, 1999. Its capital to assets ratio was 6.42%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1998, investment securities, at fair value at September 30, 1999, increased $97.0 million or 19.6%, total loans increased $36.2 million or 6.1%, deposits increased $71.6 million or 9.8% and borrowed funds increased $44.3 million or 12.4%.

INVESTMENT SECURITIES

The adjusted cost and estimated market values of investment securities which the Company considers to be available for sale at September 30, 1999 and December 31, 1998 were as follows:

                                                           September 30, 1999
                                                              (in thousands)
                                              -----------------------------------------------
                                                            Gross        Gross      Estimated
                                              Amortized   Unrealized   Unrealized     Market
                                                Cost        Gains        Losses       Value
                                              --------     --------     --------    --------
U. S. Government agency CMOs                  $215,316     $  1,999     $  1,432     $215,883
Other U. S. Government agencies                 32,598           13          276       32,335
Other collateralized mortgage obligations       92,687          534           79       93,142
State and municipal obligations                 26,131         --           --         26,131
Other debt securities                          225,937          450          822      225,565
                                              --------     --------     --------     --------
               Totals                         $592,669     $  2,996     $  2,609     $593,056
                                              ========     ========     ========     ========
                                                             December 31, 1998
                                                              (in thousands)
                                              -----------------------------------------------
                                                            Gross        Gross      Estimated
                                              Amortized   Unrealized   Unrealized     Market
                                                Cost        Gains        Losses       Value
                                              --------     --------     --------    --------
U. S. Government agency CMOs                  $266,397     $  1,506     $    850     $267,053
Other U. S. Government agencies                 18,554          124          235       18,443
Other collateralized mortgage obligations       79,107          617          176       79,548
State and municipal obligations                 16,416         --           --         16,416
Other debt securities                          115,060          138          638      114,560
                                              --------     --------     --------     --------
               Totals                         $495,534     $  2,385     $  1,899     $496,020
                                              ========     ========     ========     ========

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment securities increased $97.0 million to $593.1 million at September 30, 1999, funded by increases in deposits and short term borrowings. Generally, continuing efforts to maximize yield while maintaining portfolio liquidity are reflected in the changing portfolio mix, while State and municipal obligations approached seasonally high levels at September 30, 1999. Also on that date, Other debt securities, up $111.0 million since the 1998 year end, consisted of approximately $90.5 million floating rate and $119.9 million short term fixed rate securities, nearly all backed by assets other than residential mortgages, and $15.2 million of money market investments readily convertible into cash.

Sales of securities produced net gains of $224 thousand during the quarter ended September 30, 1999 compared to net gains of $89 thousand during the same period in 1998. Net gains on security sales have amounted to $283 thousand and $320 thousand for the nine months ended September 30, 1999 and 1998, respectively.

LOANS

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                             September 30,     December 31,
                                                 1999              1998
                                               --------         --------
                                                    (in thousands)
           Mortgage loans on real estate:
                  Residential                  $263,701         $233,533
                  Commercial                    203,912          207,860
                  Construction                   61,133           47,940
                  Equity lines of credit         21,551           20,787
                                               --------         --------
                                                550,297          510,120
                                               --------         --------
           Other loans
                  Commercial                     68,675           70,767
                  Industrial revenue bonds        1,208            1,344
                  Consumer and other              9,859           11,589
                                               --------         --------
                                                 79,742           83,700
                                               --------         --------
           Total loans                          630,039          593,820
           Less: Allowance for loan losses      (11,314)         (11,108)
                                               --------         --------
           Loans, net                          $618,725         $582,712
                                               ========         ========

Total loans increased $36.2 million or 6.1% to $630 million at September 30, 1999 as compared to December 31, 1998, led by residential mortgage loans, up $30.2 million or 12.9%. New residential loan volume was strong, with originations of $49.2 million fixed rate and $129.5 million adjustable rate mortgages. During the first nine months of 1999, the Company sold $58.5 million residential mortgages, producing net gains of $346 thousand. Construction loans increased $13.2 million or nearly 28% while all other loan categories remained relatively constant with the 1998 year end levels.

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non performing assets and loan loss experience:

As shown in the table below, non-performing assets were $3.4 million or 0.26% of total assets at September 30, 1999 compared to $7.5 million or 0.63% of total assets at December 31, 1998. All of these amounts represent non accruing loans. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank. The Company recently acquired one property from a defaulted commercial real estate loan which property is being actively marketed for sale.

                                                                      September 30,   December 31,
                                                                          1999            1998
                                                                         ------          ------
                                                                             (in thousands)
                 Nonaccrual loans                                        $1,891          $7,468
                 Loans past due 90 days or more and still accruing         --              --
                 Property from defaulted loans                            1,500            --
                                                                         ------          ------
                              Total non-performing assets                $3,391          $7,468
                                                                         ======          ======
                 Restructured troubled debt performing in accordance
                 with amended terms, not included above                  $  644          $  478
                                                                         ======          ======

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                                    Nine months ended September 30,
                                                                          1999            1998
                                                                        -------         -------
                                                                              (in thousands)
                 Balance at the beginning of the period                 $11,108         $10,962
                 Provisions                                                 --              --
                 Recoveries                                                 542             565
                                                                        -------         -------
                                                                         11,650          11,527
                 Less: Charge-offs                                         (336)           (416)
                                                                        -------         -------
                 Balance at the end of the period                       $11,314         $11,111
                                                                        =======         =======

Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.80% of total loans at September 30, 1999 and 1.87% at December 31, 1998. Management considers the reserve to be adequate at September 30, 1999, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPOSITS

The following table is a summary of deposits outstanding as of the dates indicated:

                                                    September 30,  December 31,
                                                         1999          1998
                                                       --------      --------
                                                            (in thousands)
                Demand deposits                        $185,893     $160,966
                NOW accounts                            117,967      114,210
                Other savings deposits                  171,819      160,126
                Money market accounts                   151,786      141,317
                Certificates of deposit > $100,000       51,783       30,299
                Other time deposits                     120,212      120,979
                                                       --------     --------
                Total deposits                         $799,460     $727,897
                                                       ========     ========

Reflecting the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 19 herein, total deposits at September 30, 1999 were $71.6 million or 9.8% higher than total deposits at December 31, 1998, led by seasonally-high Demand deposits, up $24.9 million or 15.5% and large Certificates of deposit, up $21.5 million or 70.9%. Generally, the Company's strategy is to price deposits that reflect national market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

BORROWED FUNDS

Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At September 30, 1999, borrowed funds totaled $402.4 million, up $44.3 million or 12.4% compared to borrowed funds at December 31, 1998. This increase has been utilized to support heretofore described loan and investment growth.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 6.42% at September 30, 1999 versus 7.09% at December 31, 1998.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of September 30, 1999:

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                              Minimum      September 30, 1999
                                                             Regulatory
                                                             Guidelines    Company        Bank
                                                             ----------    -------       ------

                 Tier 1 leverage capital                       3.00%        6.92%         6.89%

                 Tier 1 capital to risk-weighted assets        4.00%        9.65%         9.61%

                 Total capital to risk-weighted assets         8.00%       10.90%        10.86%

During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market (the "Program"). Consistent with that authorization, the Company repurchased 378,800 shares (4.2%) between February and September 1999, at an average cost of $16.48 per share. The Company expects to continue these repurchases as acceptable opportunities are presented, and until the Program is complete.

The Company's book value at September 30, 1999 was $9.68 per share compared to $9.22 per share at December 31, 1998.

              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                   CCBT FINANCIAL COMPANIES, INC.
                                          AVERAGE BALANCE SHEETS, INTEREST RATES and SPREAD
                                                  Three Months ended September 30,
                                                                           1999                                  1998
                                                           --------------------------------------    -------------------------------
                                                                         Interest        Average               Interest    Average
                                                           Average       Income/         Yield/      Average    Income/     Yield/
                                                           Balance       Expense        Rate Paid    Balance    Expense    Rate Paid
                                                           -------       -------        ---------    -------    -------    ---------
                                                                              (Dollar amounts in thousands)
      ASSETS
      Securities
         Mortgage-backed securities                      $   52,191     $      487      3.73%    $   52,382  $      706      5.39%
         U.S. Government CMOs                               158,446          2,263      5.71%       245,370       2,667      4.35%
         U.S. Government agencies                            30,659            470      6.13%        32,713         453      5.54%
         Other CMOs                                          74,840          1,067      5.70%        77,808       1,468      7.55%
         State & municipal agencies                          28,475            226      4.40%        18,219         200      5.71%
         Other  securities                                  211,799          2,982      5.63%        97,892       1,523      6.22%
                                                         ----------     ----------               ----------  ----------
             Total securities                               556,410          7,495      5.45%       524,384       7,017      5.40%
                                                         ----------     ----------               ----------  ----------
      Loans
         Commercial                                          70,906          1,644      9.27%        67,743       1,683      9.94%
         Commercial construction                             14,331            322      8.99%        10,302         245      9.41%
         Residential construction                            41,901            608      5.80%        39,503         591      6.00%
         Commercial mortgages                               203,001          4,492      8.85%       212,095       5,031      9.38%
         Industrial revenue bonds                             1,248             24     10.77%         1,630          35     12.10%
         Residential mortgages                              285,201          4,953      6.95%       252,718       4,589      7.26%
         Consumer loans                                       9,903            257     10.38%        12,541         310      9.89%
         Overdrafts                                             730            ---                      988         ---
                                                         ----------     ----------               ----------  ----------
             Total loans                                    627,221         12,300      7.85%       597,520      12,484      8.33%
                                                         ----------     ----------               ----------  ----------

                      Total interest earning assets       1,183,631         19,795      6.72%     1,121,904      19,501      6.96%
         Non-earning assets                                  61,047     ----------                   46,270  ----------
                                                         ----------                              ----------
            Total assets                                 $1,244,678                              $1,168,174
                                                         ==========                              ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

         NOW accounts                                    $  116,193     $      240      0.82%    $  106,548    $      315      1.19%
         Regular  savings                                   169,486          1,228      2.87%       165,064         1,324      3.22%
         Money market accounts                              149,419          1,169      3.10%       147,354         1,274      3.47%
         Time certificates of deposit                       156,612          1,916      4.85%       147,961         1,987      5.39%
                                                         ----------     ----------               ----------    ----------
              Total interest bearing deposits               591,710          4,553      3.05%       566,927         4,900      3.47%
                                                         ----------     ----------               ----------    ----------

      Borrowings
         FHLB                                               335,477          4,633      5.48%       327,027         4,786      5.87%
         Other short-term borrowings                         25,090            265      4.19%        18,232           204      4.49%
                                                         ----------     ----------               ----------    ----------
              Total borrowings                              360,567          4,898      5.39%       345,259         4,990      5.80%
                                                         ----------     ----------               ----------    ----------
                      Total interest bearing liabilities    952,277          9,451      3.94%       912,186         9,890      4.35%

      Demand deposits                                       193,429                                 167,154
      Non-interest bearing liabilities                       11,187                                   8,186
      Stockholders' equity                                   87,785                                  80,648
                                                         ----------                              ----------
            Total liabilities and stockholders' equity   $1,244,678                              $1,168,174
                                                         ==========                              ==========


      Net interest income/spread                                        $   10,344      2.79%                  $    9,611      2.61%
                                                                        ==========                             ==========

      Net interest margin (NII/Average Earning Assets)                                  3.47%                                  3.44%

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                     CCBT FINANCIAL COMPANIES, INC.
                                         VOLUME/ RATE ANALYSIS
                      Three Months ended September 30, 1999 vs September 30, 1998
                                                                  Changes in income/expense due to
                                                                  --------------------------------
                                                             Volume            Rate            Total
                                                             ------            ----            -----
EARNING ASSETS

Securities
   Mortgage-backed securities                             $      -2         $   -217       $      -219
   U.S. Government CMOs                                      -1,102              698              -404
   U.S. Government agencies                                     -30               47                17
   Other CMOs                                                   -50             -352              -401
   State & municipal agencies                                   131             -105                26
   Other  securities                                          1,702             -242             1,459
                                                           --------          -------        ----------
       Total securities                                         649             -171               478
                                                           --------          -------        ----------
Loans
   Commercial                                                    77             -116               -39
   Commercial construction                                       93              -16                77
   Residential construction                                      36              -19                17
   Commercial mortgages                                        -209             -330              -539
   Industrial revenue bonds                                     -11                0               -11
   Residential mortgages                                        582             -218               364
   Consumer loans                                               -67               14               -53
   Overdrafts                                                   ---              ---               ---
                                                           --------          -------        ----------
       Total loans                                              501             -685              -184
                                                           --------          -------        ----------

                Total earning assets                      $   1,150         $   -856       $       294
                                                           --------          -------        ----------
INTEREST BEARING LIABILITIES

   NOW accounts                                           $      24         $    -99       $       -75
   Regular  savings                                              34             -130               -96
   Money Market accounts                                         17             -122              -105
   Time certificates of deposit                                 112             -183               -71
                                                           --------          -------        ----------
        Total interest bearing deposits                         187             -534              -347
                                                           --------          -------        ----------
Borrowings
   FHLB                                                         121             -274              -153
   Other short-term borrowings                                   75              -14                61
                                                           --------          -------        ----------
        Total borrowings                                        196             -288               -92
                                                           --------          -------        ----------

                Total interest bearing liabilities        $     383         $   -822       $      -439
                                                           --------          -------        ----------

Net changes due to volume/rate                            $     767         $    -34       $       733
                                                           ========          =======        ==========

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED
                       SEPTEMBER 30, 1998
SOURCES OF FUNDS

As shown in the table on page 12, average interest bearing deposits outstanding increased $24.8 million or 4.4% during the third quarter 1999 versus the third quarter 1998. The cost of those funds declined in the 1999 period, however, as management reduced deposit rates in response to generally declining market rates. Average borrowed funds also increased in the 1999 period. The rates paid on these borrowed funds were less in the 1999 period when compared to 1998, again reflecting the general decline in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 14.2% higher in the 1999 period under discussion when compared to the 1998 comparable period, including demand deposit growth of $26.3 million or 15.7%. In total, average sources of funds increased nearly $76.5 million or 6.5% period to period, while the average cost of interest bearing funds declined from 4.35% to 3.94%.

USES OF FUNDS

When compared to the third quarter of 1998, average loans and investments were higher in 1999 by 5.0% and 6.1%, respectively, and on a combined basis, approximated 95% of average total assets in each period. Loan growth was spearheaded by residential mortgage and related construction lending, up $34.9 million or 11.9% in a very active local market. Investment growth of $32.0 million or 6.1% primarily occurred in the Other Securities category (see Investment Securities on pp 7-8 herein). Consistent with generally declining market rates, the average yield on earning assets declined to 6.72% for the three months ended September 30, 1999 from the 6.95% reported for the comparable period in 1998.

NET INTEREST INCOME

Net interest income was $10.3 million for the three months ended September 30, 1999 as compared to $9.6 million for the same period in 1998, up 7.9%. The spread and net interest margin ratios were 2.79% and 3.47%, respectively, for the three months ended September 30, 1999 as compared to 2.61% and 3.44%, respectively, for the comparable 1998 period. In each of the quarters reported, the seasonally high levels of demand and other deposits had a positive effect on both spread and margin. As shown on the Volume/Rate Analysis on page 13, the Company's net interest income improved on volume increases and covered the effect of changes in rates.

PROVISION FOR POSSIBLE LOAN LOSSES

No provisions were made to the reserve for possible loan losses in the quarters ended September 30, 1999 or 1998. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

NON-INTEREST INCOME

Non-interest income totaled $5.32 million for the three months ended September 30, 1999, up $356 thousand or 7.2% compared to the $4.97 million earned during the same period in 1998 due to a general increase in volumes. Higher trust and investment fees, increased deposit activity fees and greater net gains on sales of securities contributed to this increase, along with increased credit card merchant and interchange fees increase. The latter, which reflect the continuing strength of the tourist season in our marketplace, are partially offset by increased expenses, as discussed below.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSES

During the third quarter of 1999, non-interest expenses totaled $9.63 million, $679 thousand or 7.6% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $396 thousand or 9.6% to total $4.5 million. Credit card processing expense increased $264 thousand in conjunction with high activity and strong fee income growth. In total, all other expense categories were even quarter-to-quarter, reflecting continued expense control within the Company.

INCOME TAXES

The combined State and Federal income tax expense of $2.2 million for the quarter ended September 30, 1999 was virtually equal to that recorded for the same quarter in 1998. The combined effective State and Federal tax expense declined to 36.1% of pretax income in the third quarter of 1999 reflecting the state tax savings brought about by the Bank's real estate investment trust subsidiary (see "General" on page 5 herein). The combined effective tax rate was 39.8% of pretax net income for the 1998 third quarter.

NET INCOME

Consolidated net income was $3.85 million representing earnings per share of $0.43 for the three months ended September 30, 1999 as compared to $3.38 million or $0.37 per share for the comparable three months of 1998. Annualized returns on average assets and average equity were 1.23% and 17.40%, respectively, for the three months ended September 30, 1999 as compared to 1.15% and 16.65%, respectively, for the same three months in 1998.



              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                   CCBT FINANCIAL COMPANIES, INC.
                                          AVERAGE BALANCE SHEETS, INTEREST RATES and SPREAD
                                                   Nine Months ended September 30,

                                                                       1999                                      1998
                                                    ---------------------------------------     ------------------------------------
                                                                     Interest    Average                        Interest   Average
                                                       Average       Income/     Yield/            Average      Income/    Yield/
                                                       Balance       Expense   Rate Paid           Balance      Expense   Rate Paid
                                                    -------------  ----------- ------------     ----------      -------   ---------
                                                                              (Dollar amounts in thousands)
ASSETS
Securities
   Mortgage-backed securities                       $      67,636   $    2,446       4.82%      $       22,867 $      948     5.53%
   U.S. Goverment CMO's                                   149,747        5,566       4.96%             195,930      7,684     5.23%
   U.S. Government agencies                                27,420        1,166       5.67%              42,526      1,764     5.53%
   Other CMO's                                             67,989        2,724       5.34%              56,370      2,792     6.60%
   State & municipal agencies                              21,742          610       4.86%              17,495        574     5.69%
   Other  securities                                      198,939        8,489       5.69%              92,115      4,010     5.80%
                                                    -------------   -----------                 -------------- ----------
       Total securities                                   533,473       21,001       5.29%             427,303     17,772     5.60%
                                                    -------------   -----------                 -------------- ----------
Loans
   Commercial                                              74,212        5,043       9.06%              73,932      5,482     9.89%
   Commercial construction                                 13,451          893       8.85%              11,404        788     9.21%
   Residential construction                                39,031        1,712       5.85%              32,037      1,497     6.23%
   Commercial mortgages                                   204,553       13,593       8.86%             206,832     14,689     9.47%
   Industrial revenue bonds                                 1,312           74      10.52%               1,730        108    11.65%
   Residential mortgages                                  277,227       14,212       6.84%             236,642     12,941     7.29%
   Consumer loans                                          10,418          789      30.30%              13,710        997     9.70%
   Overdrafts                                                 645          ---                           1,372        ---
                                                    -------------   -----------                 -------------- ----------
       Total loans                                        620,849       36,316       8.14%             577,659     36,502     8.44%
                                                    -------------   -----------                 -------------- ----------

                Total earning assets                    1,154,322       57,317       6.83%           1,004,962     54,274     7.23%
                                                                    -----------                                ----------
   Non - earning assets                                    55,410                                       46,296
                                                    -------------                               --------------
       Total assets                                 $   1,209,732                               $    1,051,258
                                                    =============                               ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   NOW accounts                                     $     112,355   $      690       0.82%      $      104,447 $    1,035     1.32%
   Regular  savings                                       162,185        3,488       2.87%             160,775      4,022     3.34%
   Money market accounts                                  143,788        3,314       3.07%             146,345      3,874     3.53%
   Time certificates of deposit                           153,158        5,604       4.88%             149,799      6,051     5.39%
                                                    -------------   -----------                 -------------- ----------
        Total interest bearing deposits                   571,486       13,096       3.06%             561,366     14,982     3.56%
                                                    -------------   -----------                 -------------- ----------

Borrowings
   FHLB                                                   356,294       14,378       5.38%             244,820     10,780     5.87%
   Other short-term borrowings                             19,287          583       4.03%              13,524        474     4.67%
                                                    -------------   -----------                 -------------- ----------
        Total borrowings                                  375,581       14,961       5.31%             258,344     11,254     5.81%
                                                    -------------   -----------                 -------------- ----------

              Total interest bearing liabilities          947,067       28,057       3.95%             819,710     26,236     4.27%
                                                                    -----------                                ----------

Demand deposits                                           167,692                                      146,980
Non-interest bearing liabilities                            9,783                                        6,281
Stockholders' equity                                       85,190                                       78,287
                                                    -------------                               --------------
      Total liabilities and stockholders' equity    $   1,209,732                               $    1,051,258
                                                    =============                               ==============


Net interest income/ spread                                         $    29,260       2.88%                    $   28,038     2.96%
                                                                    ===========                                ==========

Net interest margin (NII/Average Earning Assets)                                      3.39%                                   3.73%

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                CCBT FINANCIAL COMPANIES, INC.
                                                    VOLUME/ RATE ANALYSIS
                                  Nine Months ended September 30, 1999 vs September 30, 1998

                                                                                  Changes in income/expense due to
                                                                                  --------------------------------
                                                                           Volume                 Rate                 Total
                                                                           ------                 ----                 -----
EARNING ASSETS
      Securities
         Mortgage-backed securities                                      $     1,733          $     -235           $    1,498
         U.S. Government CMOs                                                 -1,759                -359               -2,118
         U.S. Government agencies                                               -633                  35                 -598
         Other CMOs                                                              519                -587                  -68
         State & municipal agencies                                              168                -131                   36
         Other  securities                                                     4,592                -115                4,479
                                                                         -----------          ----------           ----------
             Total securities                                                  4,620              -1,392                3,229
                                                                         -----------          ----------           ----------
      Loans
         Commercial                                                               20                -459                 -439
         Commercial construction                                                 138                 -33                  105
         Residential construction                                                316                -101                  215
         Commercial mortgages                                                   -156                -940               -1,096
         Industrial revenue bonds                                                -35                   1                  -34
         Residential mortgages                                                 2,144                -873                1,271
         Consumer loans                                                         -492                 284                 -208
         Overdrafts                                                              ---                 ---                  ---
                                                                         -----------          ----------           ----------
             Total loans                                                       1,935              -2,121                 -186
                                                                         -----------          ----------           ----------

                      Total earning assets                               $     6,555          $   -3,513           $    3,043
                                                                         -----------          ----------           ----------
INTEREST BEARING LIABILITIES
         NOW accounts                                                    $        63          $     -409           $     -345
         Regular  savings                                                         33                -567                 -534
         Money Market accounts                                                   -63                -497                 -560
         Time certificates of deposit                                            129                -576                 -447
                                                                         -----------          ----------           ----------
              Total interest bearing deposits                                    162              -2,049               -1,886
                                                                         -----------          ----------           ----------
      Borrowings
         FHLB                                                                  4,691              -1,093                3,598
         Other short-term borrowings                                             188                 -79                  109
                                                                         -----------          ----------           ----------
              Total borrowings                                                 4,879              -1,172                3,707
                                                                         -----------          ----------           ----------

                      Total interest bearing liabilities                 $     5,041          $   -3,221           $    1,821
                                                                         -----------          ----------           ----------

      Net changes due to volume/rate                                     $     1,514          $     -292           $    1,222

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              RESULTS OF OPERATIONS

  NINE MONTHS ENDED SEPTEMBER 30, 1999 VS NINE MONTHS ENDED SEPTEMBER 30, 1998

SOURCES OF FUNDS

As shown in the table on the page 16, average interest bearing deposits outstanding increased $10.1 million when comparing the first nine months of 1999 with the same period in 1998. The cost of those funds was significantly less in the 1999 period, however, as management reduced deposit rates in response to generally declining market rates. On the other hand, average borrowed funds increased substantially in the 1999 period-to-date in order to fund increases in both loans and securities. The rates paid on these borrowed funds were less in the 1999 period when compared to 1998, again reflecting the general decline in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 13.4% higher in the 1999 period under discussion when compared to the 1998 comparable period, including demand deposit growth of $20.7 million or 14.1%. In total, average sources of funds increased $158 million or 15.1% period to period, while the average cost of interest bearing funds declined from 4.27% during the nine months ended September 30, 1998 to 3.95% in 1999.

USES OF FUNDS

Loans and investments were higher in 1999 by 7.5% and 24.8%, respectively, and on a combined basis, approximated 95% of average total assets during each period. Loan growth was spearheaded by residential mortgage and related construction lending, up $47.6 million or 17.7% in very active local market. Investment growth of $106.2 million or 24.8% primarily occurred in Other Securities (see Investment Securities on pp 7-8 herein). Consistent with generally declining market rates, the average yield on earning assets declined to 6.83% for the nine months ended September 30, 1999 from the 7.23% reported for the comparable period in 1998.

NET INTEREST INCOME

Net interest income was $29.3 million for the nine months ended September 30, 1999 as compared to $28.0 million for the same period in 1998, up 4.4%. The spread and net interest margin ratios were 2.88% and 3.39%, respectively, for the current nine month period as compared to 2.96% and 3.73%, respectively, for the comparable 1998 period. Consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio. These, along with intense local competitive pressure for quality commercial loans throughout 1998 and into 1999, are the primary factors contributing to these results. As shown on the Volume/Rate analysis on page 17, the Company's net interest income improved on volume increases but declined as a result of the narrower spread.

PROVISION FOR POSSIBLE LOAN LOSSES

No provisions were made to the reserve for possible loan losses in the quarters ended September 30, 1999 or 1998. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

NON-INTEREST INCOME

Non-interest income totaled $14.3 million for the nine months ended September 30, 1999, up $1.6 million or 12.7% compared to the $12.7 million earned during the same period in 1998 due to a general increase in volumes. Higher trust and investment fees and increased deposit activity fees contributed to this increase, along with increased credit card merchant and interchange fees increase. The latter, which reflect a strong summer tourist season , are partially offset by increased expenses, as discussed below.

PART I FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INTEREST EXPENSES

During the first nine months of 1999, non-interest expenses totaled $26.9 million, $1.4 million or 5.3% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $947 thousand or 7.9% to total $12.9 million thus far in 1999. Credit card processing expense increased $528 thousand, or 20.2%, in conjunction with strong fee income growth while, in total, all other expense categories were very near 1998 levels in accordance with the Company's expectations.

INCOME TAXES

Despite higher pretax income in 1999, the combined State and Federal income tax expense of $6.0 million nearly equaled that recorded for the same period in 1998. The combined effective State and Federal tax expense equalled 36.2% of pretax income for the first nine months of 1999 reflecting the state tax savings brought about by the Bank's real estate investment trust subsidiary (see "General", page 5 herein). The combined effective tax rate was 39.9% of pretax net income for the comparable 1998 period.

NET INCOME

Consolidated net income was $10.6 million representing earnings per share of $1.18 for the nine months ended September 30, 1999 as compared to $9.1 million or $1.01 per share for the comparable 1998 period. Annualized returns on average assets and average equity were 1.17% and 16.65%, respectively, for the current nine month period as compared to 1.16% and 15.55%, respectively, for the comparable 1998 period.

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

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Bank relies on outside vendors for much of its critical data processing. These vendors have assured the Bank that they are Year 2000 compliant. The Bank's testing has confirmed this, to the extent that the Bank's testing is complete. As of September 30, 1999, testing is complete on those systems that the Bank considers to be critical or high risk. Contingency plans for processing of the Bank's work in the event of failure of any of these systems are essentially complete.

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

Other customers may withdraw funds from the Bank in anticipation of possible Year 2000 disruptions. The Bank has traditionally maintained a substantial liquidity position in the normal course of doing business, and has developed contingency plans to cover any unusual deposit activity.

Please refer to the statement regarding "Forward-Looking Information" at the beginning of Part II, Item 7 of this 10Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to any forward-looking statements in this section. Although management of the Bank and the Company believe that their responses to the Year 2000 issue are appropriate, neither the Bank nor the Company can guarantee their Year 2000 readiness, nor that of material vendors or customers, nor the effectiveness of contingency plans in the event of a failure in any of the Bank's computer systems.

PART I  FINANCIAL INFORMATION

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 1999 from those presented in the Company's 1998 Annual Report.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders of the Company was held on July 29, 1999, at which twelve proposals regarding changes to the Company's Articles of Organization and By-laws were presented. Proposals One and Three through Twelve were ratified and approved in all respects. A stockholder proposal to cancel the holding company structure was not approved by the stockholders. Shareholders representing 88.51% of the shares of Common Stock outstanding and eligible to vote were present in person or by proxy. The proposals and the votes cast (with percentages of shares outstanding and eligible to vote) are as follows:

         PROPOSALS #1-5: TO APPROVE AND ADOPT AMENDED AND RESTATED ARTICLES OF ORGANIZATION

         1. Change the name of the Company to CCBT Financial Companies, Inc.

         FOR:  7,556,884.644 VOTES, 84.36%;  AGAINST:  338,649.423 VOTES, 3.78%;
         ABSTENTIONS AND BROKER NONVOTES: 33,064.396 votes, 0.37%.

         2. Authorize the Board of Directors to issue up to 2 million shares of preferred stock.

         FOR: 5,502,808.431 VOTES, 61.43%; AGAINST: 1,611,392.143 VOTES, 17.99%;
         ABSTENTIONS AND BROKER NONVOTES: 814,397.888 votes, 9.09%.

         3.  Limit  the   monetary   liability  of   directors   under   certain
         circumstances.

         FOR:  7,339,644.520 VOTES, 81.94%;  AGAINST:  409,034.832 VOTES, 4.57%;
         ABSTENTIONS AND BROKER NONVOTES: 179,919.111 votes, 2.01%.

PART II  OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

         4. Lower the stockholder vote needed to approve certain transactions to a majority if the Board of Directors recommends such approval.

         FOR:  6,352,682.394 VOTES, 70.92%;  AGAINST:  844,040.104 VOTES, 9.42%;
         ABSTENTIONS AND BROKER NONVOTES: 731,875.965 votes, 8.17%.

         5. Lower the stockholder vote needed to approve amendments to the articles to a majority if the Board of Directors recommends such approval.

         FOR:  6,348,130.589 VOTES, 70.87%;  AGAINST:  848,632.487 VOTES, 9.47%;
         ABSTENTIONS AND BROKER NONVOTES: 731,835.387 votes, 8.17%.

         PROPOSALS #6-12: TO AMEND THE BY-LAWS OF THE COMPANY

         6. Institute advance notice procedures for director nominations and new business to be presented by stockholders at meetings.

         FOR: 6,304,713.656 VOTES, 70.38%;  AGAINST:  904,925.000 VOTES, 10.10%;
         ABSTENTIONS AND BROKER NONVOTES: 718,959.807 votes, 8.02%.

         7. Increase percentage of stockholders required to call a special meeting of stockholders from 30% to 51%.

         FOR: 5,888,982.677 VOTES, 65.74%; AGAINST: 1,279,364.432 VOTES, 14.28%;
         ABSTENTIONS AND BROKER NONVOTES: 760,251.354 votes, 8.48%.

         8. Provide that the Board of Directors set the number of directors, fill vacancies on the Board and remove directors; stockholders may remove a director for cause by a two-thirds vote.

         FOR: 6,064,966.834 VOTES, 67.71%; AGAINST: 1,138,483.885 VOTES, 12.71%;
         ABSTENTIONS AND BROKER NONVOTES: 725,147.744 votes, 8.09%.

         9. Provide that the Chairman of the Board of Directors be a non-employee director.

         FOR:  7,643,809.247 VOTES, 85.33%;  AGAINST:  204,964.417 VOTES, 2.29%;
         ABSTENTIONS AND BROKER NONVOTES: 79,824.798 votes, 0.89%.

         10. Provide that the Chairman of the Board, the President, or a majority of directors may call a special meeting of directors.

         FOR:  6,351,542.091 VOTES, 70.91%;  AGAINST:  859,461.697 VOTES, 9.59%;
         ABSTENTIONS AND BROKER NONVOTES: 717,594.674 votes, 8.02%.

         11. Amend the provisions regarding indemnification of directors, executive officers and employees.

         FOR:  7,512,580.183 VOTES, 83.87%;  AGAINST:  306,213.407 VOTES, 3.42%;
         ABSTENTIONS AND BROKER NONVOTES: 109,804.872 votes, 1.23%.

PART II  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

         12. Provide that the By-laws may be amended by the Board of Directors and to raise the vote to two-thirds for stockholder approval of amendments not recommended by the Board of Directors.

         FOR: 5,612,775.662 VOTES, 62.66%; AGAINST: 1,509,939.980 VOTES, 16.86%;
         ABSTENTIONS AND BROKER NONVOTES: 805,882.821 votes, 9.00%.

         PROPOSAL # 13: STOCKHOLDER PROPOSAL TO CANCEL THE HOLDING COMPANY STRUCTURE

         13. Vote to cancel the holding company structure.

         FOR:  656,013.260 VOTES, 7.32%;  AGAINST:  5,473,302.855 VOTES, 61.10%;
         ABSTENTIONS AND BROKER NONVOTES: 1,799,282.347 votes, 20.09%.

ITEM 5.  OTHER INFORMATION

Any stockholder proposals (including director nominations) submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and intended to be presented at the Company's 2000 Annual Meeting of Stockholders, which is currently scheduled to be held on April 27, 2000, must be received by the Company prior to November 23, 1999 to be eligible for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Such proposals must also comply with the requirements as to form and substance established by the Securities and Exchange Commission if such proposals are to be included in the proxy statement and form of proxy.

Pursuant to the Company's Amended By-laws, any stockholder proposals (including director nominations) intended to be presented at the Company's 2000 Annual Meeting, other than a stockholder proposal submitted pursuant to Exchange Act Rule 14a-8, must be received in writing by the Clerk of the Company at the Company's principal executive office on or between the dates of December 24, 1999 and January 25, 2000, together with all supporting documentation required by the Company's Amended By-laws. However, if the 2000 Annual Meeting is scheduled to be held on a date more than 30 days before, or more than 60 days after, April 22, 2000, a stockholder's notice shall be timely filed if delivered to, or received by, the Company at is principal executive office not later than the close of business on the later of (a) 90 days prior to the date of the scheduled meeting or (b) the 10th day following the day on which public announcement of the date of such annual meeting is first made by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Exhibit index below.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

EXHIBIT INDEX

                      EXHIBIT       DESCRIPTION
                      -------       -----------
                        3.1        Restated Articles of Organization, as amended
                        3.2        Amended By-laws
                       27          Financial data schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT) CCBT FINANCIAL COMPANIES, INC

DATE: NOVEMBER , 1999

/s/ Stephen B. Lawson
-----------------------------------------------------------
Stephen B. Lawson, Prsident and Chief Executive Officer


/s/ Noal D. Reid, Chief Financial Officer and Treasurer
-------------------------------------------------------
Noal D. Reid, Chief Financial Officer and Treasurer