Form 10-K
period 1999-12-31
CCBT FINANCIAL COMPANIES INC
filed 2000-03-24
CIK 1074972

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999 -
                          Commission File No. 000-25381



                         CCBT FINANCIAL COMPANIES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

      Massachusetts                                     04-3437708
     --------------                         ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

307 Main Street, Hyannis, Massachusetts                   02601
---------------------------------------                   -----
(Address of principal executive office)                 (Zip Code)

            (Registrant's telephone #, incl. area code): 508-394-1300


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

               None

           Securities registered pursuant to Section 12(g) of the Act:

      Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

     Common Capital Stock              NASDAQ National Association of Securities
                                        Dealers, Inc.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    (1) |X| Yes |_| No and (2) |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $14.50 price on February 25, 2000, on the Nasdaq National Market was $123,196,002. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

         As of December 31, 1999, 8,608,048 shares of the registrant's common stock were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the CCBT Financial Companies, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General.

         CCBT Financial Companies, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name CCBT Bancorp, Inc. at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, the Company became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for the Company's common stock (the "Reorganization"). At a special stockholders' meeting held July 29, 1999, CCBT Bancorp, Inc.'s name was changed to CCBT Financial Companies, Inc. This name change became effective September 23, 1999. The Bank's charter was converted to a national bank on September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank.

         Cape Cod Bank and Trust Company, N.A. is the main operating subsidiary of the Company and is a nationally-chartered commercial bank with trust powers. The present Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of Cape Cod Bank and Trust Company, N.A. is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 25 other banking offices located in Barnstable County, Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation, of the Federal Reserve System and the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 1999, the Bank employed 291 people on a full-time basis and another 109 people on a part-time basis.

            Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 1998 and 1997 financial statements to conform to the 1999 presentation.

         During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 453,016 shares (5.0%) during 1999, at an average cost of $16.33 per share.

         During the second quarter of 1999, the Company formed a real estate investment trust as a subsidiary of the Bank to utilize income tax advantages available under Massachusetts tax law. Under the name of CCBT Preferred Corp., this new corporation purchased 100% of the commercial mortgage loans of the Bank on May 14, 1999, and retained the Bank as servicer of those loans.

         On September 16, 1999, the Company announced that it had entered into a purchase agreement with Fleet Bank to acquire two of Fleet's banking offices, in Falmouth and Wareham, Massachusetts, including approximately $65,000,000 deposits at a premium approximating 16.5%. Contingent upon regulatory approvals, these acquisitions are expected to be concluded in the summer of 2000.

         In December, 1999, the Company announced that it had entered into an agreement to acquire 51% of the stock of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts, a full service insurance Agency offering property, casualty, life, accident and health products to clients on Cape Cod. The Agency has been in business since 1972 and has license agreements with more than thirty insurance firms. As part of the transaction, Murray & MacDonald President Douglas D. MacDonald will continue as President of the Agency, and will direct all insurance activities for the Bank. Subject to regulatory approvals, this acquisition is expected to be completed in the spring of 2000.

         Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered in Barnstable County. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod. It offers a complete range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area.

         The Company's principal sources of revenue are loans and investments which accounted for 78% of gross income during 1999. Of the remaining portion, 2% was received from service charges and 3% was from the gain on sale of its merchant credit card portfolio. The balance was derived from Trust Department services income and other items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services. The Company also owns and maintains 30 automated teller machines which are connected to the TX, AMEX, CIRRUS, NYCE, EXCHANGE, and PLUS networks. Trust Department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts. The Company has no foreign operations.

Competition

         The Company faces substantial competition for loan origination and for the attraction and retention of deposits. Competition for loan origination arises primarily from commercial banks, other thrift institutions, credit unions and mortgage companies. The Company competes for loans on the basis of product variety and flexibility, competitive interest rates and fees, service quality and convenience.

         Competition for the attraction and retention of deposits arises primarily from other commercial banks, thrift institutions, co-operative banks, and credit unions having a presence within and around the market area served by the Bank's main office and its community branches and ATM network. There are approximately twelve of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms which offer stocks, bonds, mutual funds and other investment alternatives to the general public. The Company competes on its ability to satisfy such requirements of savers and investors as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings.

Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

         Regulation of the Company. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities closely related to banking and also generally must provide notice to or obtain approval of the Federal Reserve Board in connection with any such acquisition.

         The Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Gramm-Leach-Bliley Act:

         o repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         o broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

         o provides an enhanced framework for protecting the privacy of consumer information;

         o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         o        modifies  the  laws  governing  the   implementation   of  the
                  Community Reinvestment Act of 1977; and

         o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order to engage in the new activities, a bank holding company, such as the Company, must meet certain tests. Specifically, all of a bank holding company's banks must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent Community Reinvestment Act evaluation of each bank. At this time, the Company has not determined whether it will become a financial holding company.

         Regulation of the Bank. As a nationally-chartered commercial bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Relevant statutes and regulations govern, among other things, lending and investment powers, deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. The Bank is also subject to regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and acquisitions.

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

         Federal Securities Laws. Upon consummation of the Reorganization, the reporting obligations of the Bank under the Securities Exchange Act of 1934 ("Exchange Act"), as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the Securities and Exchange Commission ("SEC"). In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

Risk Factors

          Stockholders of the Company should consider the following risk factors in conjunction with the rest of this document. If any of the following risks occur, the Company's business, prospects, results of operations or financial condition could be harmed. In that case, the trading price of its common stock could decline, and you could lose all or part of your investment. This 10-K also contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and elsewhere in this 10-K. This list may not be exhaustive.

         The Company Expects to Expand into Non-banking Activities. The Company expects to expand its operations into new non-banking activities in 2000. In December, 1999, the Company, through its wholly-owned subsidiary, Cape Cod Bank and Trust Company, N.A., agreed to acquire 51% of the stock of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts. (See "Business - General".) Although the Company has significant experience in providing bank-related services, this expertise may not assist us in our expansion into non-banking activities. As a result, we may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities. See "Business".

         The Bank is Largely Dependent Upon the Market Area on Cape Cod. The Bank's market area is heavily dependent on the tourist and vacation business on Cape Cod. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod. A decline in the economy on Cape Cod, or in the United States generally, may have a material adverse effect on the operating results of the Company.

         General Business Risks Could Adversely Impact the Company's Business. The banking business is subject to various business risks. Continued success depends in large part on the contributions of our senior management personnel. The volume of loan originations is dependent upon demand for loans of the type originated and serviced by the Company and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, fluctuations in prevailing interest rates and fluctuations in investment returns expected by the financial community could combine to make loans of the type originated by the Company less attractive. In addition, the Company may be adversely affected by other factors that could (a) increase the cost to the borrower of loans held by the Company, (b) create alternative lending sources for such borrowers or (c) increase the cost of funds of the Bank at a rate faster than an increase in interest income, thereby narrowing net interest rate margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company Could Be Adversely Impacted by Applicable Regulatory Changes or Modifications. The Company is subject to extensive regulation by federal and state governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. There can be no assurance that these laws, rules and regulations will not be modified in the future, which could make compliance much more difficult or expensive, restrict ability to originate, broker or sell loans or otherwise adversely affect business or prospects. See "Supervision and Regulation."

         Proposed Legislation. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and modifications of restrictions on, the business of the Company. It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Company.

Year 2000 Compliance

         The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act of 1998. The phrase "turn of the century" used in the following text refers to the period December 31, 1999 through January 3, 2000.

         Much computer software has been written which allows the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99", clearly recognizable as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could have created problems at the turn of the century because "01/01/00" could have been interpreted to mean January 1, 1900 rather than January 1, 2000. If such circumstances were not identified and corrected in advance, they could have caused system failure or erroneous calculations of such items as interest income or expense. This could potentially have had a significant impact on the Company's ability to do business.

         For the Company's internal computer processing, it was determined to be necessary to replace some of its computers and to acquire more recent versions of certain software. $800,000 was spent for this purpose in 1998 and an additional $540,000 was spent in 1999. These costs have been capitalized and are being depreciated over the useful lives of the items purchased.

         The Company relies on outside vendors for much of its critical data processing. Prior to December 31, 1999, these vendors assured the Company that they were Year 2000 compliant. The Company's testing confirmed this on those systems that were considered to be critical or high risk. Contingency plans for processing of the daily work in the event of failure of any of these systems were in place on December 31, 1999.

         As a result  of these  efforts  and  assurances,  the  Company  did not
experience   computer   failures  of  any  kind  affecting  either  internal  or
subcontracted computer processing.

         The Company is also dependent on other providers in the conduct of its business, most notably for electrical power and telecommunications. If these providers had experienced Year 2000 problems, disruption of service, especially if prolonged, could have seriously affected the Company's ability to conduct business as usual. The Company did not experience any disruption of service from these providers.

         Certain of the Company's customers may also have been subject to Year 2000 problems which may have impacted their ability to do business. Among other repercussions, this could have reduced their ability to make loan payments. To the Company's knowledge, no customers were seriously effected by Year 2000 problems over the turn of the century.

         Some of the Company's customers withdrew funds in anticipation of possible Year 2000 disruptions. The Company's substantial liquidity position, maintained in the normal course of doing business and enhanced during November and December, experienced insubstantial pressure from unusual deposit or withdrawal activity.

         Although the turn of the century period was free of Year 2000 potential problems, several additional dates occur during 2000 which might disrupt the normal course of business at the Company. These are listed below. Until these dates, and others yet unidentified are successfully passed, and until any Year 2000 issues that might arise are corrected, the Company's Year 2000 readiness and contingency plans will remain in effect.

                  January 10        First date to require a seven digit date field      Status:   passed
                  January 31        First end of month                                  Status:   passed
                  February 29       Leap year day                                       Status:   passed
                  March 31          First quarter end                                   Status:   open
                  October 10        First date to require an eight digit date field     Status:   open
                  December 31       2000/2001 year end                                  Status:   open

         Please refer to the statement regarding "Forward-Looking Information" at the beginning of Part II, Item 7 of this 10K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to any forward-looking statements in this section. Although management of the Company believes that its response to the Year 2000 issue are appropriate, the Company cannot guarantee its Year 2000 readiness, nor that of material vendors or customers, nor the effectiveness of contingency plans in the event of a failure in any computer systems.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         All officers were elected to their positions on April 22, 1999 to serve until the annual meeting on April 27, 2000 and until their successors are duly elected.

                            Age at                   Title and Area of                   Date Appointed        Date of
         Officer           12/31/99                   Responsibility                   to Present Position    Employment
         -------           --------                   --------------                   -------------------    ----------
Stephen B. Lawson             58     President, Chief Executive Officer and Director        10/08/98           12/06/65
John S. Burnett               53     Clerk                                                  10/08/98            9/07/71
Noal D. Reid                  55     Chief Financial Officer and Treasurer                  10/08/98           10/16/72

                 Business Experience During the Past Five Years
                 ----------------------------------------------

Stephen B. Lawson       Executive Vice President,  Trust, 12/12/85 (Bank)
                        President,  Chief Executive Officer,  7/01/92 (Bank)
                        President,  CEO and  Director,  10/08/98  (the  Company)

John S. Burnett         Secretary of the  Corporation,  8/31/78 (Bank)
                        Vice  President,  12/11/80 (Bank)
                        Clerk,  10/08/98 (the Company)

Noal D. Reid            Executive Vice  President/Treasurer, 12/12/85
                        (Bank) Chief  Financial  Officer and  Treasurer,  9/15/95
                        (Bank) Chief Financial Officer and Treasurer, 10/08/98 (the Company)

Item 2. Properties.



         A. Properties held in fee - Banking Offices of Cape Cod Bank and Trust Company, N.A.:

                    1)     307 Main Street, Hyannis - Main Offices
                    2)     835 Main Street, Osterville - Branch Office
                    3)     536 Main Street, Harwichport - Branch Office
                    4)     1095 Route 28, South Yarmouth - Branch Office
                    5)     40 Main Street, Orleans - Branch Office
                    6)     Shank Painter Road, Provincetown - Branch Office
                    7)     121 Main Street, Buzzards Bay - Branch Office
                    8)     119 Route 6A, Sandwich - Branch Office
                    9)     Route 6A and Underpass Road, Brewster - Branch Office
                   10)     700 Route 6A, Dennis - Branch Office
                   11)     397 Palmer Avenue, Falmouth - Branch Office
                   12)     693 Main Street, Chatham - Branch Office
                   13)     Main Street, Wellfleet - Branch Office

         None of the above offices is subject to mortgage liens or any other material encumbrance. The main office is located in Hyannis, Massachusetts, and is a modern, two-story brick building located on approximately two acres of land. The Harwichport office and the Buzzards Bay office are somewhat larger than the remaining offices, having formerly been the main offices of the Cape Cod Trust Company and the Buzzards Bay National Bank prior to merger. The Bank also owns a house in Meredith, New Hampshire, one in Orlando, Florida, and one in Killington, Vermont which are used as vacation sites by its employees.

         B. Rental of Bank Premises of Cape Cod Bank and Trust Company, N.A.:

         The land on which the Hyannis Airport Rotary Office is located is leased from the Barnstable Municipal Airport for $54,700 per year until 2005. The banking office located in Pocasset on the corner of MacArthur Boulevard and Barlow's Landing Road is leased from Paul J. Mederios for $25,000 per year plus taxes and other expenses under a lease expiring in 2000. A banking office at the intersection of Route 28 and Camp Opechee Road, Centerville is leased for $54,000 in 2000 with an increase of $2,500 per year plus taxes and other expenses under a lease expiring in 2008 with right to renew for an additional ten year period. The Route 134, South Dennis branch office is leased from Chamberlain Realty for $44,000 in 2000 and is adjusted annually with the Consumer Price Index ("CPI"). The lease expires in 2000 with right to renew for up to fifteen years. The banking office at Skaket Corners, Orleans is leased from Skaket Associates for $65,550 in 2000, 2001 and 2002; $75,380 in 2003, 2004
and 2005; and $86,690 in 2006 and 2007 plus taxes and other expenses under a lease expiring in 2007. The Bank also operates a Customer Service Center which is leased from the Davenport Realty Trust, South Yarmouth for $111,972 per year (adjustable annually with CPI) plus taxes and other expenses under a lease expiring in 2012. The banking office located in the Village Green Shopping Center on Brackett Road, North Eastham is leased from Alan G. Vadnais for $10,080 per year with a 5% increase annually under a lease expiring in 2002. The office located at 763 Main Street, Falmouth is leased from RFB Realty Trust for $42,000 through 2001 and $24,500 in 2002 with a lease expiring September, 2002 with the option of renewing the lease for two additional five-year periods. The Bank also rents a building next door to the Customer Service Center from Davenport Realty Trust, South Yarmouth for $76,200 in 2000 to 2011 and $19,050 in 2012. In addition, the Bank also rents office spaces from Stop & Shop for $476,000 per year under a lease expiring in 2005. The Bank also pays rent of $24,000 in 2000, and $11,000 in 2001 for Automated Teller Machines (ATMs).

Item 3. Legal Proceedings.

         The Company is not involved in any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The common stock of the Company and, prior to the Reorganization, of the Bank is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter, adjusted for the two-for-one stock distribution made August 7, 1998. According to the Company's transfer agent, there were approximately 1,100 stockholders of record as of December 31, 1999. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                                      1998                                              1999
                                    ------------------------------------------------------------------------------------------
                                    First      Second      Third      Fourth         First       Second     Third      Fourth
                                    Quarter    Quarter     Quarter    Quarter        Quarter     Quarter    Quarter    Quarter
                                    -------    -------     -------    -------        -------     -------    -------    -------
Market price:       High            $22 7/16     $22 3/8     $24        $20 3/4      $19 1/8     $19 3/8    $19 1/8     $17
                    Low             $19 1/8      $19 5/8     $17 1/4    $15 1/2      $16 1/8     $15 7/8    $15 1/4     $14 15/16
Dividends declared per share        $0.12        $0.12       $0.13      $0.13        $0.14       $0.14      $0.14       $0.14

Item 6.  Selected Consolidated Financial Data.

                                             1999           1998           1997           1996           1995
                                          ----------     ----------     ----------     ----------     ----------
                                                  (Dollar amounts in thousands except per share amounts)
Total assets                              $1,231,114     $1,177,530     $  973,105     $  817,884     $  646,911
Stockholders' equity                          85,650         83,542         75,636         66,603         59,601
Net interest income                           40,796         37,767         36,907         32,650         29,156
Provision for loan losses                       --             --             --             --             --
Non-interest income                           22,269         17,036         20,174         13,874         13,649
Non-interest expense                          36,518         34,196         35,642         30,985         28,631
Provision for income taxes                    10,086          8,050          8,190          6,070          5,391
Net income                                    16,461         12,557         13,249          9,468          8,783

Book value per share                      $     9.95     $     9.22     $     8.35     $     7.35     $     6.59
Basic earnings per share(1)                     1.85           1.39           1.46           1.05            .97

Diluted earnings per share                      1.85           1.38           1.46           1.05            .97

Cash dividends per share                         .56            .50            .42            .35            .28
Return on average assets                        1.35%          1.15%          1.45%          1.26%          1.47%
Return on average stockholders' equity          19.6%          15.8%          18.7%          15.2%          15.6%

(1) Based on average shares outstanding: 8,876,776 in 1999; 9,061,064 in 1998 and in 1997; 9,052,434 in 1996; and 9,042,740 in 1995. (Adjusted for
     two-for-one stock distributions in 1996 and in 1998).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements. Additional factors that could cause or contribute to such differences include, but are not limited to, those described under "Risk Factors".

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

         Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered on Cape Cod in Barnstable County, Massachusetts. The Bank's twenty-six banking offices are principally engaged in accepting deposits from individuals and businesses, and in making loans. The Bank also has a substantial Trust Department, managing assets in excess of $783 million at December 31, 1999 on behalf of its clients. The Bank's market area includes a significant and growing retirement population, and is heavily dependent on the tourist and vacation businesses.

1999 COMPARED WITH 1998
-----------------------

         Source and Use of Funds. At year-end 1999, total deposits of $766,064,000 were 5% greater than the prior year-end. Demand deposits increased $6,658,000 or 4% and NOW deposits increased $6,097,000 or 5%. Money market accounts and Other savings declined by $3,029,000 or 2% and $1,984,000 or 1%, respectively, while Certificates of deposit greater than $100,000 doubled, from $30,299,000 at year end 1998 to $60,666,000 at year end 1999. This significant growth of large CDs began in August and continued throughout the last trimester of the year. Management believes that this growth is attributable to highly competitive rates offered during that period while the weaker performance of other deposit types occurred largely in December and may have been related to customer's Year 2000 concerns. On average for the year, total deposits of $750,084,000 exceeded the prior year average by nearly 5%, led by greater average demand deposits, up $18,343,000 or 12%, NOW accounts, up $7,991,000 or 8%, and large denomination CDs, up $11,193,000 or 39%. Management believes that these averages reflect the strong economy on the Cape during 1999. As well, additional funds were raised through increased borrowings, notably the FHLB. While FHLB borrowings increased only modestly from year-end to year-end, 1999 average outstandings increased $80,027,000 or 29% over the 1998 comparable as the Bank continued to take long term advances to support fixed rate lending as well as to take shorter term advances for the continued purpose of making high quality investments with short effective duration.

         At year end 1999, loans totalled $674,743,000 reflecting growth of $80,923,000 or 14% over the 1998 year end. Loans secured by real estate, including residential first mortgages, up $57,190,000 or 24% and construction loans, up $20,900,000 or 44% accounted for this growth, as well as did increased commercial loans, up $7,000,000 or 10% in the latter weeks of the year. These growth statistics also reflect the strong Cape Cod economy during 1999. On average, loans were $47,400,000 or 8% greater during 1999 than during 1998, with most of that change occurring in residential mortgage outstandings. Also on the asset side, securities averaged significantly higher during 1999 as compared to 1998, up $75,281,000 or 16% reflecting utilization of the FHLB advances taken down for this purpose. In contrast, however, year end 1999 securities were $30,164,000 or 6% lower than the 1998 year end comparable, as management used maturities and paydowns to reduce FHLB advances, to respond to the late year growth of commercial loans and to provide extra cash to respond to unusual customer demands that might have arisen in relation to Year 2000 concerns.

         Net Interest Income. On average, interest rates were lower in 1999 than they were in 1998, which decreased the yields on the Bank's loans. The cost of the Bank's deposits and borrowings also decreased by a comparable amount. Because of the positive spread between the return on earning assets and the cost of funds, as well as the overall growth of deposits, borrowings, loans and investments discussed above, the Bank's net interest income increased. Accordingly, net interest income increased by $3,029,000, an increase of 8%,.

         Provision for Possible Loan Losses. Recoveries on loans previously charged off exceeded charge-offs during 1999. Management determined that additions to the reserve for possible loan losses were unnecessary in 1999, notwithstanding the growth in the loan portfolio. Management believes that the reserve is adequate to cover the losses likely to result from loans in the current portfolio. See "Reserve for Loan Losses" below.

         Other Income and Expense. Non-interest income increased $5,233,000 or 31% on increased Financial Advisor (Trust) fees, greater credit card merchant fees and the sale of the credit card merchant portfolio which in itself produced a pretax gain of $3,495,000. Operating expenses increased $2,322,000 or 7% over 1998 with most of this increase reflected in salaries and benefits expenses.

         Provision for Income Taxes. As a result of higher pretax income, the provisions for income taxes increased by 25%.

         Net Income. As a result of the foregoing factors, net income for 1999 was $16,461,093, an increase of 31% from the previous year.

1998 COMPARED WITH 1997
-----------------------

         Source and Use of Funds. Although at year end total deposits were $18,813,000 higher than a year earlier, an increase of 3%, on average total deposits in 1998 were $37,746,000 more than in 1997, an increase of 6%. All deposit categories were higher on average during the year. Demand deposits were higher by $14,928,000 on average, an increase of 11%. Management believes that this was the result of a continued strong economic climate in its market area. NOW account deposits were higher by $6,515,000 on average, an increase of 7%. Money market account deposits were higher by $746,000 on average, an increase of 1%. Other savings deposits were higher by $5,642,000 on average, an increase of 4%. Certificates of deposit of $100,000 or more were higher by $5,109,000 on average, an increase of 22%. Other time deposits were higher by $4,806,000 on average, an increase of 4%. Additional funds were raised from increased borrowings. Borrowings from the Federal Home Loan Bank were $124,397,000 higher on average, an increase of 82%, as the Company continued to take long-term advances to offset the interest-rate risk of fixed-rate commercial mortgage lending and increased the level of its short-term borrowing for the purpose of making high quality investments with short effective duration. Through these efforts, management is attempting to increase earnings without incurring
significant   additional  risk.  Other  short-term  borrowings  were  higher  by
$4,250,000 on average, an increase of 40%. At year end, total loans were $80,851,000 higher than a year earlier, an increase of 15%. On average for the year, they were $91,315,000 higher, an increase of 19%. Increases in some loan categories were partially offset by declines in others. Residential mortgage loans were higher by $96,590,000 on average, an increase of 53%, as the Company continued to increase its market share in this line of business and retained the adjustable rate mortgages that it originated. Commercial mortgage loans were higher by $11,179,000, an increase of 5%. Commercial loans were lower by $613,000 on average, a decline of 1%. Industrial revenue bonds were lower
$712,000 on average, a decline of 30%, and consumer loans were lower by $15,129,000 on average, a decline of 53%, as the result of the sale of the Company's credit card portfolio in the fourth quarter of 1997. The remaining funds were invested. Total investments were higher by $89,009,000 on average, an increase of 24%, to use the additional funds from Federal Home Loan Bank borrowings made for this purpose.

         Net Interest Income. Interest rates declined during 1998, which decreased the yields on loans and investments. The cost of deposits and borrowings also decreased, but by a smaller amount. Because of the positive spread between the return on earning assets and the cost of funds, net interest income increased as a result of the overall growth in deposits, borrowings, loans and investments discussed above. Accordingly, net interest income increased by $860,000, an increase of 2%.

         Provision for Possible Loan Losses. Recoveries on loans previously charged off exceeded charge-offs and management determined that additions to the reserve for possible loan losses were unnecessary in 1998, notwithstanding the growth in the loan portfolio.

         Other Income and Expense. Non-interest income decreased by 16% because 1997 income had included the receipt of $1,900,000 on the settlement of a dispute with a software provider and a gain of $2,140,570 on the sale of the credit card portfolio. Non-interest expense decreased by 4% in large part because of lower expenses related to the conversion of the Company's operating system.

         Provision for Income Taxes. As a result of lower income before income taxes, the provision for income taxes decreased by 2%.

         Net Income. As a result of the foregoing factors, net income for 1998 was $12,556,946, a decrease of 5% from the previous year.


                  MATURITY STRUCTURE OF ASSETS AND LIABILITIES
                  --------------------------------------------
                  AND SENSITIVITY TO CHANGES IN INTEREST RATES
                  --------------------------------------------

         As of December 31, 1999 fixed rate debt securities and loans mature as follows:

                                                            Fixed Rate
                                              ---------------------------------
                                              Debt Securities           Loans
                                              ---------------           -----
Remaining maturity:                               (Dollar amounts in thousands)
                                              ---------------------------------
Three months or less                              $ 41,011             $ 20,571
Over three months through 12 months                 63,464               54,507
Over one year through five years                    67,574              102,238
Over five years                                     24,729               25,153
                                                  --------             --------
Totals                                            $196,778             $202,469
                                                  ========             ========

         Included in fixed rate debt securities are $173,344,000 of collateralized mortgage obligations, mortgage-backed securities, and other debt securities. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. The balance, largely fixed rate municipal securities, are distributed on the basis of contractual maturity. Included in loans maturing in three months or less are $500,000 of customer account overdrafts.

         As of December 31, 1999 floating rate debt securities, FHLB stock and loans reprice as follows:







                                                             Floating Rate
                                           -----------------------------------------------
                                                               FHLB & FRB
                                           Debt Securities        Stock             Loans
                                           ---------------     ----------           -----
Repricing frequency:                                 (Dollar amounts in thousands)
Quarterly or more frequently                    $267,982         $ 23,222         $ 85,278
Annually or more frequently,
    but less frequently than quarterly              --               --            187,891
Every five years or more frequently,
    but less frequently than annually               --               --            198,290
Less frequently than every five years               --               --                815
                                                --------         --------         --------
Totals                                          $267,982         $ 23,222         $472,274
                                                ========         ========         ========

         Most residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

         The Company's investment securities are subject to market risk in the following ways. $291,204,000 of the investment securities owned as of December 31, 1999 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps which range from 8% to 26%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $196,778,000 of securities are fixed-rate collateralized mortgage obligations ("CMOs"), mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. An additional characteristic of CMOs is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

         The remaining maturity of time certificates of deposit as of December 31, 1999 was as follows:

                                                               Fixed Rate
                                               -------------------------------------------
                                                         Certificates of Deposit
                                               $100,000 or more         Less than $100,000
                                               ----------------         ------------------
Remaining maturity:                                   (Dollar amounts in thousands)
Three months or less                                 $52,124                    $ 53,015
Over three months through 12 months                    7,340                      54,599
Over one year through two years                          947                       9,801
Over two years through three years                       255                       2,631
Over three years through four years                       --                         413
Over four years through five years                        --                          65
Over five years                                           --                          --
                                                     -------                    --------
Totals                                               $60,666                    $120,524
                                                     =======                    ========

         Other deposits may be withdrawn by the customer without notice or penalty. The rates paid thereon are reviewed each month and changed at the Company's option as often as indicated by changing market conditions.

         The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 1999 was as follows:


                                                                       Fixed Rate
                                                           -----------------------------
                                                                     FHLB Borrowings
                                                                     ---------------
Remaining maturity:                                        (Dollar amounts in thousands)
Three months or less                                                    $114,500
Over three months through 12 months                                      114,934
Over one year through five years                                         100,833
Over five years                                                           17,696
                                                                        --------
Totals                                                                  $347,963
                                                                        ========

         Rates paid on other interest-bearing liabilities change daily.

         Reserve for Loan Losses

         The reserve for loan losses is an estimate of the amount necessary to absorb probable losses in the loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience and current economic conditions. The reserve is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

         Some assumptions must be made in order to estimate the extent of losses likely to result from loans in the current portfolio. Although the local economy has been strong in recent years, the national economy may eventually enter into a recession after a long period of expansion. This could result in a decline in tourism on Cape Cod negatively affecting the Company's borrowers and resulting in higher losses. The Company has also purchased packages of residential mortgage loans which contain loans on properties outside of its market area which may be subject to their own economic risks. These factors could result in greater losses than are currently expected, in which case, greater provisions for loan losses may prove to be necessary in future periods. On the other hand, if these factors do not result in significant deterioration to the quality of the loan portfolio, actual losses may be less than the reserve and the excess amount will be recovered by credits to income in future periods.

         In addition, the Company's reserve for loan losses is periodically reviewed by the OCC as part of their examination process. The OCC may require the Company to make additions to the reserve based upon judgements different from those of management.

         Non-performing Assets and Loan Loss Experience

         Non-performing assets as of December 31, 1999, 1998, 1997, 1996 and 1995 were as follows:

                                                             1999      1998      1997      1996     1995
                                                            ------    ------    ------    ------    ------
                                                                    (Dollar amounts in thousands)
Nonaccrual loans                                            $1,777    $7,468    $2,770    $3,679    $4,478
Loans past due 90 days or more and still accruing             --        --        --         266        69
Property from defaulted loans                                1,500      --         621       430       100
                                                            ------    ------    ------    ------    ------

Total non-performing assets                                 $3,277    $7,468    $3,391    $4,375    $4,647
                                                            ======    ======    ======    ======    ======
Restructured troubled debt performing in accordance with
     amended terms, not included above                      $  626    $  478    $1,131    $3,439    $1,443
                                                            ======    ======    ======    ======    ======

         Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral and in the process of collection.

         Accordingly, for loans which are shown as past due 90 days or more and still accruing, management expects that principal and interest will be repaid in full. In some instances, the Company may also be repaid in full on nonaccrual loans. Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 1999, $5,333,538 of loans were included in this category, in addition to loans reported above. The Company's loan classification system also includes a category for loans which are monitored for possible deterioration in credit quality. At December 31, 1999, $3,803,789 of loans were included in this category. In addition, it is possible that there may be losses on other loans which have not been specifically identified.

         The changes in the reserve for loan losses during the five years ended December 31, 1999 were as follows:

                                                  1999         1998         1997         1996         1995
                                                --------     --------     --------     --------     --------
                                                                (Dollar amounts in thousands)
Balance, beginning of year                      $ 11,108      $ 10,962      $ 11,417      $ 11,701      $ 11,050
Provision for loan losses                           --            --            --            --            --
Charge-offs:
       Commercial loans                             (347)         (353)         (400)         (669)         (606)
       Construction mortgage loans                  --            --            --             (39)         --
       Commercial mortgage loans                    (186)          (86)          (69)         --            --
       Industrial revenue bonds                     --            --            --            --            --
       Residential mortgage loans                   --              (1)         (119)         --            --
       Consumer loans                                (77)         (166)         (749)         (637)         (604)
Recoveries on loans previously charged off:
       Commercial loans                              351           475           653           792         1,435
       Construction mortgage loans                    60            47          --              43            49
       Commercial mortgage loans                     190           174           120           143           244
       Industrial revenue bonds                     --            --            --            --            --
       Residential mortgage loans                   --              23             8             1             4
       Consumer loans                                 59            33           101            82           129
                                                --------      --------      --------      --------      --------
Balance, end of year                            $ 11,158      $ 11,108      $ 10,962      $ 11,417      $ 11,701
                                                ========      ========      ========      ========      ========


                                                  1999          1998          1997          1996         1995
                                                --------      --------      --------      --------      --------
                                                                (Dollar amounts in thousands)
Allocation of ending balance:

       Commercial loans                         $  1,457      $  1,578      $  1,676      $  2,872      $  3,864
       Construction mortgage loans                   755           705           521           792           717
       Commercial mortgage loans                   5,681         5,822         6,587         5,221         4,881
       Industrial revenue bonds                       20            23            28            33            53
       Residential mortgage loans                  2,725         2,460         1,610         1,484         1,121
       Consumer loans                                520           520           540         1,015         1,065
                                                --------      --------      --------      --------      --------

Balance, end of year                            $ 11,158      $ 11,108      $ 10,962      $ 11,417      $ 11,701
                                                ========      ========      ========      ========      ========
                                                      1999            1998            1997            1996             1995
                                                      ----            ----            ----            ----             ----
Ratio of net charge-offs (recoveries) to average     (0.01)%         (0.03)%          0.09%           0.07%           (0.17)%
     loans outstanding

         Recoveries on loans previously charged off modestly exceeded charge-offs and management determined that additions to the reserve for possible loan losses were unnecessary in 1999, notwithstanding the growth in the loan portfolio. The reserve represented 1.65% of total loans at December 31, 1999, 1.87% at December 31, 1998 and 2.08% at December 31, 1997. Although management believes that upon review of loan quality and prepayment statistics, the reserve is adequate to cover losses likely to result from loans in the current portfolio at December 31, 1999, there can be no assurance that the reserve is adequate or that provisions might not become necessary.

Liquidity

         The Company normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring.

         With the exception to the year ended December 31, 1999, substantially all of the amount shown as cash and due from banks at year end is made up of checks and similar items in the process of collection or was needed to satisfy a requirement to maintain a portion of deposits in an account at the Federal Reserve. Accordingly, it does not represent a source of liquidity. At year end December 31, 1999, however, a portion of cash and due from banks was accumulated to honor potential customer demands arising from Year 2000 concerns. The Company did not experience these potential customer demands.

         In general, investment securities could also be easily sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral, and it has a line of credit of $12,963,000 from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve if necessary.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                   AVERAGE INTEREST RATES AND INTEREST SPREAD
                   ------------------------------------------

         The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 1999. Nonaccrual loan balances have been included in their respective loan categories which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 4.97%, 5.35% and 5.46% during 1999, 1998 and 1997, respectively.

                                                                 Net Interest Income, Net Interest Margin
                                                                         Years ended December 31,
                                          ---------------------------------------------------------------------------------
                                                            1999                                      1998
                                          ------------------------------------          -----------------------------------
                                             Average                   Average            Average                   Average
                                             Balance      Interest      Yield             Balance       Interest     Yield
                                             -------      --------      -----             -------       --------     -----
                                                                      (Dollar amounts in thousands)
ASSETS:
Securities:
    Mortgage-backed securities            $   60,641   $    3,394      5.60%            $     --      $     --         -- %
    U.S. Government CMOs                     154,257        7,893      5.12%             256,334         14,141        5.52%
    U.S. Government agencies                  26,610        1,400      5.26%              36,949          2,039        5.52%
    Other CMOs                                72,714        4,176      5.74%              53,619          3,110        5.80%
    State and municipal obligations           21,643          822      3.80%              17,494            806        4.61%
    Other securities                         202,607       12,215      6.03%              98,795          5,624        5.69%
                                          ----------   ----------                       --------       --------
       Total securities                      538,472       29,900      5.55%             463,191         25,720        5.55%
                                          ----------   ----------                       --------       --------

Loans:
    Commercial loans                          73,487        6,650      9.05%              72,623          6,994        9.63%
    Commercial mortgages                     219,212       19,481      8.89%             218,052         20,316        9.32%
    Industrial revenue bonds                   1,278           98      7.68%               1,678            148        8.82%
    Residential mortgages                    326,098       21,936      6.73%             277,149         19,509        7.04%
    Consumer loans                            10,032        1,042     10.39%              13,183          1,291        9.79%
                                          ----------   ----------                       --------       --------
       Total loans                           630,107       49,207      7.81%             582,685         48,258        8.28%
                                          ----------   ----------                       --------       --------

       Total earning assets                1,168,579       79,107      6.77%           1,045,876         73,978        7.07%
Non-earning assets                            52,179                                      47,457
                                          ----------   ----------                     ----------       --------
       Total assets                       $1,220,758                                  $1,093,333
                                          ==========                                  ==========


                                         Net Interest Income, Net Interest Margin
                                                 Years ended December 31,
                                         ----------------------------------------
                                                          1997
                                          ---------------------------------------
                                          Average                    Average
                                          Balance       Interest       Yield
                                          -------       --------       -----
ASSETS:
Securities:
    Mortgage-backed securities             $    --        $   --         -- %
    U.S. Government CMOs                    102,891         6,918       6.72%
    U.S. Government agencies                 72,771         4,571       6.28%
    Other CMOs                               55,284         3,232       5.85%
    State and municipal obligations          17,065           760       4.45%
    Other securities                        126,171         7,624       6.04%
                                           --------       -------
       Total securities                     374,182        23,105       6.17%
                                           --------       -------

Loans:
    Commercial loans                         73,236         7,384      10.08%
    Commercial mortgages                    206,873        19,842       9.59%
    Industrial revenue bonds                  2,390           179       7.49%
    Residential mortgages                   180,559        14,214       7.87%
    Consumer loans                           28,312         2,978      10.52%
                                           --------       -------
       Total loans                          491,370        44,597       9.08%
                                           --------       -------

       Total earning assets                 865,552        67,702       7.82%
Non-earning assets                           49,650
                                           --------       -------
       Total assets                        $915,202
                                           ========

                                                                 Net Interest Income, Net Interest Margin
                                                                         Years ended December 31,
                                           --------------------------------------------------------------------------------
                                                            1999                                         1998
                                           -----------------------------------       --------------------------------------
                                             Average                   Average            Average                   Average
                                             Balance      Interest      Yield             Balance       Interest     Yield
                                             -------      --------      -----             -------       --------     -----
                                                                      (Dollar amounts in thousands)
LIABILITIES & STOCKHOLDERS' EQUITY:
Interest bearing deposits:
    NOW account deposits                  $  113,855   $      936      0.82%         $  105,864       $  1,281        1.21%
    Regular savings                          163,638        4,755      2.91%            161,749          5,234        3.24%
    Money Market accounts                    145,033        4,484      3.09%            147,623          5,071        3.44%
    Certificates of Deposit of
        $100,000 or more                      39,765        2,021      5.08%             28,572          1,525        5.34%
     Other time deposits                     119,071        5,832      4.90%            121,216          6,479        5.35%
                                          ----------   ----------                      --------       --------
       Total interest bearing deposits       581,362       18,028      3.10%            565,024         19,590        3.47%
                                          ----------   ----------                      --------       --------

Borrowings:
    FHLB                                     356,276       19,405      5.45%            276,249         15,956        5.78%
    Other short-term borrowings               20,898          878      4.20%             14,890            665        4.47%
                                          ----------   ----------                      --------       --------
       Total borrowings                      377,174       20,283      5.38%            291,139         16,621        5.71%
                                          ----------   ----------                      --------       --------

Total interest-bearing liabilities           958,536       38,311      4.00%            856,163         36,211        4.23%
                                                       ----------                                     --------
Demand deposits                              168,719                                    150,376
Non-interest bearing liabilities               9,348                                      7,237
Stockholders' equity                          84,155                                     79,557
                                          ----------                                 ----------
       Total liabilities & equity         $1,220,758                                 $1,093,333
                                          ==========                                 ==========

Net interest income/spread                             $   40,796      2.77%                          $ 37,767        2.84%
                                                       ==========                                     ========
Net interest income, as % of total
     earning assets                                                    3.49%                                          3.61%

                                         Net Interest Income, Net Interest Margin
                                                 Years ended December 31,
                                         -----------------------------------------
                                                            1997
                                         --------------------------------------
                                             Average                   Average
                                             Balance       Interest     Yield
                                             -------       --------     -----
LIABILITIES & STOCKHOLDERS' EQUITY:
Interest bearing deposits:
    NOW account deposits                 $   99,349      $  1,897       1.91%
    Regular savings                         156,107         6,021       3.86%
    Money Market accounts                   146,877         5,751       3.92%
    Certificates of Deposit of
        $100,000 or more                     23,463         1,267       5.40%
     Other time deposits                    116,410         6,400       5.50%
                                           --------      --------
       Total interest bearing deposits      542,206        21,336       3.94%
                                           --------      --------

Borrowings:
    FHLB                                    151,852         8,961       5.90%
    Other short-term borrowings              10,640           498       4.68%
                                           --------      --------
       Total borrowings                     162,492         9,459       5.82%
                                           --------      --------

Total interest-bearing liabilities          704,698        30,795       4.37%
                                                         --------
Demand deposits                             135,448
Non-interest bearing liabilities              4,142
Stockholders' equity                         70,914
                                           --------
       Total liabilities & equity          $915,202
                                           ========

Net interest income/spread                             $   36,907       3.45%
                                                       ==========
Net interest income, as % of total
     earning assets                                                     4.26%

                      CHANGES IN NET INTEREST INCOME DUE TO
                           CHANGES IN VOLUME AND RATE
                           --------------------------

The effect on net interest income from changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is summarized in the following table. These amounts were calculated directly from the amounts included in the preceding table. The amount allocated to change in volume was calculated by multiplying the change in volume by the average of the interest rates earned or paid in the two periods. The amount allocated to change in rate was calculated by multiplying the change in rate by the average volume over the two periods. In 1999, lower interest rates reduced interest expense more than interest income as security portfolio yields were stable to 1998 levels overall. Greater volume in 1999 also contributed to improved net interest income. In 1998, lower interest rates reduced interest income by more than the decrease in interest expense because the Company had more interest-earning assets and because sharply lower Treasury rates reduced the yields on loans and investments.

                                                     1999 compared to 1998              1998 compared to 1997
                                            ----------------------------------     ----------------------------------
                                                   Change Due to Increase              Change Due to Increase
                                                       (Decrease)                              (Decrease)
                                             Volume        Rate         Net         Volume        Rate        Net
                                             ------        ----         ---         ------        ----        ---
                                                                  (Dollar amounts in thousands)
Interest income:
Securities:
   Mortgage-backed securities               $  3,394     $   --       $  3,394     $   --       $   --       $   --
   U.S. Government CMOs                       (5,427)        (821)      (6,248)       9,391       (2,168)       7,223
   U.S. Government agencies                     (557)         (81)        (638)      (2,113)        (419)      (2,532)
   Other CMOs                                  1,102          (36)       1,066          (97)         (25)        (122)
   State & municipal agencies                    174         (158)          16           19           27           46
   Other securities                            6,084          507        6,591       (1,606)        (394)      (2,000)
                                            --------     --------     --------     --------     --------     --------
         Total securities                      4,770         (589)       4,181        5,594       (2,979)       2,615
                                            --------     --------     --------     --------     --------     --------
Loans:
   Commercial loans                               81         (425)        (344)         (60)        (330)        (390)
   Commercial mortgages                          106         (941)        (835)       1,057         (583)         474
   Industrial revenue bonds                      (33)         (17)         (50)         (58)          27          (31)
   Residential mortgages                       3,369         (943)       2,426        7,201       (1,906)       5,295
   Consumer loans                               (318)          69         (249)      (1,536)        (151)      (1,687)
                                            --------     --------     --------     --------     --------     --------
         Total loans                           3,205       (2,257)         948        6,604       (2,943)       3,661
                                            --------     --------     --------     --------     --------     --------

         Total interest income                 7,975       (2,846)       5,129       12,198       (5,922)       6,276
                                            --------     --------     --------     --------     --------     --------
Interest expense:
Interest bearing deposits:
   NOW accounts                                   81         (426)        (345)         102         (718)        (616)
   Regular savings                                58         (537)        (479)         200         (987)        (787)
   Money Market accounts                         (85)        (502)        (587)          27         (707)        (680)
   Certificates of deposit
       of $100,000 or more                       583          (87)         496          274          (16)         258
   Other time deposits                          (110)        (537)        (647)         261         (182)          79
                                            --------     --------     --------     --------     --------     --------
         Total interest bearing deposits         527       (2,089)      (1,562)         864       (2,610)      (1,746)
                                            --------     --------     --------     --------     --------     --------
Borrowings:
   FHLB                                        4,491       (1,041)       3,450        7,263         (268)       6,995
   Other short-term borrowings                   260          (47)         213          194          (27)         167
                                            --------     --------     --------     --------     --------     --------
         Total borrowings                      4,751       (1,088)       3,663        7,457         (295)       7,162
                                            --------     --------     --------     --------     --------     --------

         Total interest expense                5,278       (3,177)       2,101        8,321       (2,905)       5,416
                                            --------     --------     --------     --------     --------     --------

Net interest income                         $  2,697     $    331     $  3,028     $  3,877     $ (3,017)    $    860
                                            ========     ========     ========     ========     ========     ========

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Market risk is the risk of loss from adverse changes in market prices. In particular, the market prices of interest-earning assets may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Company's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company's assets and liabilities.

         Interest rate risk is the exposure of net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

         The Company's Asset/Liability Management Committee, comprised of senior management and several Directors, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

         The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders' equity) would decline. At December 31, 1999, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 8.75% to 10.75%) would reduce the value of net assets by $6,156,000. On the other hand, if interest rates were to decrease, the value of net assets would increase.

         Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Company's earnings. If interest rates were to increase, net interest income would increase because the Company has more interest-earning assets than it has interest-bearing liabilities and because much of this excess amount reprices within a short period of time. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 8.75% to 6.75%) it is estimated that net interest income would decrease by $6,506,000. On the other hand, if interest rates were to increase, net interest income would increase.

         At December 31, 1998, it was estimated that the value of the net assets of the Company would decline by $9,737,000 if interest rates were to increase by 200 basis points and that the Company's net interest income would decline by $4,183,000 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a shortening of the duration of the net assets of the Company.

Item 8.  Financial Statements and Supplementary Data.

                           FINANCIAL STATEMENTS INDEX
                           --------------------------

         o        Reports of Independent Certified Public Accountants

         o Consolidated Statements of Condition at December 31, 1999, 1998 and 1997

         o Consolidated Statements of Income for the Three Years Ended December 31, 1999

         o Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999

         o Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 1999

         o Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 1999

         o        Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
CCBT Financial Companies, Inc.




         We have audited the consolidated statements of condition of CCBT Financial Companies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, stockholders' equity, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CCBT Financial Companies, Inc., as of December 31, 1997 and for the year then ended, were audited by other auditors whose report dated January 30, 1998, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCBT Financial Companies, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/Grant Thornton LLP
---------------------
Grant Thornton LLP



Boston, Massachusetts
January 31, 2000

                                     CONSOLIDATED STATEMENTS OF CONDITION
                                     ------------------------------------



                                                                                                December 31,
                                                                         ------------------------------------------------------
ASSETS                                                                        1999                 1998                  1997
                                                                         ---------------     ---------------    ---------------
   Cash and due from banks                                               $    43,415,100     $    29,383,227    $    33,849,649
   Interest-bearing deposits in banks                                            826,994              43,888            237,844
   Securities available for sale at fair value                               464,759,748         496,020,243        372,751,235
   Federal Home Loan Bank stock, at cost                                      22,125,400          22,125,400         18,744,900
   Federal Reserve Bank stock, at cost                                         1,096,700                --                 --
   Loans, net of reserve for loan losses                                     663,584,422         582,712,644        516,217,405
   Loans held for sale                                                           200,000          18,140,522          3,930,152
   Premises and equipment                                                     12,396,729          12,847,002         12,776,994
   Deferred tax assets                                                         4,657,933           4,992,690          4,630,204
   Accrued interest receivable on securities                                   2,850,366           4,067,975          3,749,980
   Principal and interest receivable on loans                                  3,156,914           3,596,836          3,138,181
   Other assets                                                               12,044,040           3,599,734          3,078,171
                                                                         ---------------     ---------------    ---------------
                 Total assets                                            $ 1,231,114,346     $ 1,177,530,161    $   973,104,715
                                                                         ===============     ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                              $   766,063,617     $   727,896,975    $   709,084,486
   Borrowings from the Federal Home Loan Bank                                347,962,999         343,506,683        171,295,274
   Other short-term borrowings                                                19,345,885          14,606,322         11,662,360
   Current taxes payable                                                       1,721,187             255,080            178,325
   Interest payable on deposits and borrowings                                 3,061,932           2,497,740          1,832,493
   Post retirement benefits payable                                            2,501,480           2,016,146          1,692,186
   Employee profit sharing retirement and bonuses payable                      2,396,542           1,783,350            787,553
   Other liabilities                                                           2,411,093           1,425,465            935,744
                                                                         ---------------     ---------------    ---------------
                Total liabilities                                          1,145,464,735       1,093,987,761        897,468,421
                                                                         ---------------     ---------------    ---------------


Stockholders' equity
         Common stock, $2.50 par value
         Authorized: 12,000,000 shares
         Issued: 9,061,064 shares in 1999, 1998, and 1997, respectively       22,652,660          22,652,660         11,326,330
         Surplus                                                              13,903,294          13,903,294         25,229,624
         Undivided profits                                                    58,181,480          46,704,129         38,677,715
         Treasury stock, at cost (453,016 shares)                             (7,399,628)               --                 --
         Accumulated other comprehensive income                               (1,688,195)            282,317            402,625
                                                                         ---------------     ---------------    ---------------
                Total stockholders' equity                                    85,649,611          83,542,400         75,636,294
                                                                         ---------------     ---------------    ---------------

                 Total liabilities and stockholders' equity              $ 1,231,114,346     $ 1,177,530,161    $   973,104,715
                                                                         ===============     ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                    CONSOLIDATED STATEMENTS OF INCOME
                                  for the Three Years Ended December 31,
                                  --------------------------------------

                                                                   1999           1998           1997
                                                               -----------    -----------    -----------
INTEREST INCOME
  Interest and fees on loans                                   $49,206,774    $48,258,130    $44,597,302
  Taxable interest income on securities                         27,668,760     23,773,180     21,681,389
  Tax-exempt interest income on securities                         775,355        740,344        759,957
  Dividends on securities                                        1,456,359      1,206,296        663,740
                                                               -----------    -----------    -----------
         Total interest income                                  79,107,248     73,977,950     67,702,388
                                                               -----------    -----------    -----------

INTEREST EXPENSE
  Interest on deposits                                          18,028,054     19,589,900     21,335,764
  Interest on borrowings from the Federal Home Loan Bank        19,405,176     15,955,929      8,961,486
  Interest on other short-term borrowings                          877,907        665,338        497,887
                                                               -----------    -----------    -----------
         Total interest expense                                 38,311,137     36,211,167     30,795,137
                                                               -----------    -----------    -----------
Net interest income                                             40,796,111     37,766,783     36,907,251
Provision for loan losses                                             --             --             --
                                                               -----------    -----------    -----------
Net interest income after provision for loan losses             40,796,111     37,766,783     36,907,251
                                                               -----------    -----------    -----------

NON-INTEREST INCOME
  Financial Advisor fees                                         5,957,566      5,111,716      4,344,027
  Deposit account service charges                                1,915,777      1,513,856      1,532,827
  Branch banking fees                                            3,049,663      3,031,343      2,963,938
  Electronic banking fees                                        1,225,832      1,148,468        921,636
  Brokerage fees and commissions                                   992,652      1,140,189      1,204,865
  Credit card merchant fees                                      4,605,970      3,878,902      3,404,145
  Net gain on sales of securities                                  234,301        383,888        535,678
  Net gain on sales of loans                                       219,587        332,579        352,411
  Gain on sale of credit card merchant portfolio                 3,494,733           --             --
  Gain on sale of credit card portfolio                               --             --        2,140,570
  Settlement from software provider                                   --             --        1,900,000
  Other income                                                     573,279        494,947        873,459
                                                               -----------    -----------    -----------
         Total non-interest income                              22,269,360     17,035,888     20,173,556
                                                               -----------    -----------    -----------

                                                                   1999           1998           1997
                                                               -----------    -----------    -----------
NON-INTEREST EXPENSE
  Salaries                                                      12,381,649     11,578,347     11,754,886
  Employee benefits                                              5,448,294      4,707,206      4,577,627
  Building and equipment                                         4,340,295      4,137,912      4,512,473
  Credit card processing                                         4,001,822      3,275,084      3,197,436
  Data processing                                                2,793,269      2,666,629      2,745,373
  Accounting and legal fees                                        890,902        936,629        750,434
  Other outside services                                         1,857,771      1,896,258        937,290
  Delivery and communications                                    1,376,039      1,390,952      1,316,440
  Directors' fees                                                  294,691        329,300        324,854
  Marketing and advertising                                        906,818        858,775        924,714
  Printing and supplies                                            753,762        876,808        945,835
  Insurance                                                        285,681        336,143        336,252
  Expenses from defaulted loans                                    147,222        120,777        116,275
  All other expenses                                             1,039,773      1,085,071      3,202,475
                                                               -----------    -----------    -----------
         Total operating expense                                36,517,988     34,195,891     35,642,364
                                                               -----------    -----------    -----------
Net income before taxes                                         26,547,483     20,606,780     21,438,443
Applicable income taxes                                         10,086,390      8,049,834      8,189,907
                                                               -----------    -----------    -----------
Net income                                                     $16,461,093    $12,556,946    $13,248,536
                                                               ===========    ===========    ===========


Average shares outstanding                                       8,876,776      9,061,064      9,061,064

Basic earnings per share                                       $      1.85    $      1.39    $      1.46
Diluted earnings per share                                            1.85           1.38           1.46
Cash dividends declared                                                .56            .50            .42

The accompanying notes are an integral part of these financial statements.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Years Ended December 31,


                                                                                1999              1998             1997
                                                                           -------------     -------------     -------------
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                 $  16,461,093     $  12,556,946     $  13,248,536
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                                       --                --                --
    Depreciation and amortization                                              2,139,147         1,913,955         2,194,828
    Net amortization (accretion) of securities                                 3,020,243         1,979,750        (2,085,330)
    Amortization of deferred loan fees                                           209,556           862,228           821,635
    Net gain on sale of investment securities                                   (234,301)         (383,888)         (535,678)
    Deferred (prepaid) income taxes                                            1,998,127          (664,597)          214,136
    Gain from settlement from software provider                                     --                --          (1,900,000)
    Net gain on sale of loans                                                   (219,587)         (332,579)         (352,411)
    Gain on sale of credit card portfolio                                           --                --          (2,140,570)
    Gain on sale of merchant credit card portfolio                            (3,494,733)             --                --
    Gain on sale of mutual funds held for trading                                   --                --          (1,068,320)
Net change in:
    Loans held for sale                                                       17,940,522       (14,210,369)       (2,804,512)
    Accrued interest receivable                                                1,657,531          (776,650)       (2,409,911)
    Accrued expenses and other liabilities                                     2,648,346         2,474,725          (378,801)
    Other, net                                                                 2,921,277         1,741,890           524,463
                                                                           -------------     -------------     -------------
Net cash provided by operating activities                                     45,047,221         5,161,411         3,328,065
                                                                           -------------     -------------     -------------

CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                                   (164,067,605)     (159,465,444)     (197,603,424)
    Proceeds from sale of loans                                               85,294,654        93,135,361       121,319,852
    Dispositions of property from defaulted loans                                115,000           809,674           474,500
    Purchase of mutual funds held for trading                                       --                --         (75,000,000)
    Proceeds from sale of mutual funds held for trading                             --                --          76,068,320
    Maturities of securities                                                 496,592,930       490,955,326       289,317,822
    Purchase of available for sale securities                               (563,030,025)     (866,415,999)     (680,844,675)
    Sale of available for sale securities                                     82,270,203       243,852,925       335,485,576
    Purchase of premises and equipment                                        (2,386,550)       (2,130,960)       (2,277,538)
                                                                           -------------     -------------     -------------
Net cash used by investing activities                                        (65,211,393)     (199,259,117)     (133,059,567)
                                                                           -------------     -------------     -------------

                                                                                1999              1998             1997
                                                                           -------------     -------------     -------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net increase in deposits                                                  38,166,642        18,812,489        75,751,042
    Net increase in borrowings from the
        Federal Home Loan Bank                                                 4,456,316       172,211,409        68,610,189
    Net increase in other short-term borrowings                                4,739,563         2,943,962         2,302,614
    Purchase of CCBT Financial Companies, Inc.
         common stock in open market                                          (7,399,628)             --                --
    Cash dividends paid on common stock                                       (4,983,742)       (4,530,532)       (3,805,647)
                                                                           -------------     -------------     -------------
Net cash provided by financing activities                                     34,979,151       189,437,328       142,858,198
                                                                           -------------     -------------     -------------
Net increase (decrease) in cash and cash equivalents                          14,814,979        (4,660,378)       13,126,696

Cash and cash equivalents at beginning of year                                29,427,115        34,087,493        20,960,797
                                                                           -------------     -------------     -------------

Cash and cash equivalents at end of year                                   $  44,242,094     $  29,427,115     $  34,087,493
                                                                           =============     =============     =============

Cash equivalents include amounts due from banks and federal funds sold.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                               $  37,746,945     $  35,545,921     $  30,620,250
    Income taxes                                                               6,599,480         9,476,298         5,540,921

Non-cash transactions:
    Additions to property from defaulted loans                             $   1,615,000     $     188,900     $     665,274
    Loans to finance OREO property                                               100,000           137,500           104,125

The accompanying notes are an integral part of these financial statements.

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  For the Three Years Ended December 31,
                                  --------------------------------------



                                                               1999             1998            1997
                                                           ------------     ------------     ------------
Net income                                                 $ 16,461,093     $ 12,556,946     $ 13,248,636
                                                           ------------     ------------     ------------
Holding gains (losses) on securities available for sale      (2,937,312)         177,084         (104,462)
Reclassification of gains realized in income                   (234,301)        (383,888)        (535,678)
                                                           ------------     ------------     ------------
Net unrealized gains (losses)                                (3,171,613)        (206,804)        (640,140)
Related tax effect                                            1,201,101           86,496          230,357
                                                           ------------     ------------     ------------
Net other comprehensive income                               (1,970,512)        (120,308)        (409,783)
                                                           ------------     ------------     ------------
Comprehensive income                                       $ 14,490,581     $ 12,436,638     $ 12,838,853
                                                           ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            For the Three Years Ended December 31,
                            --------------------------------------



                                                  1999              1998            1997
                                               ------------     ------------     ------------
COMMON STOCK
Balance, beginning of year                     $ 22,652,660     $ 11,326,330     $ 11,326,330
Two-for-one stock distribution                         --         11,326,330             --
                                               ------------     ------------     ------------
Balance, end of year                             22,652,660       22,652,660       11,326,330
                                               ------------     ------------     ------------

SURPLUS
Balance, beginning of year                       13,903,294       25,229,624       25,229,624
Two-for-one stock distribution                         --        (11,326,330)            --
                                               ------------     ------------     ------------
Balance, end of year                             13,903,294       13,903,294       25,229,624
                                               ------------     ------------     ------------

UNDIVIDED PROFITS
Balance, beginning of year                       46,704,129       38,677,715       29,234,826
Net income                                       16,461,093       12,556,946       13,248,536
Cash dividends declared                          (4,983,742)      (4,530,532)      (3,805,647)
                                               ------------     ------------     ------------
Balance, end of year                             58,181,480       46,704,129       38,677,715
                                               ------------     ------------     ------------

TREASURY STOCK
Balance, beginning of year                             --               --               --
Purchase of treasury stock                       (7,399,628)            --               --
                                               ------------     ------------     ------------
Balance, end of year                             (7,399,628)            --               --
                                               ------------     ------------     ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                          282,317          402,625          812,408
Net other comprehensive income                   (1,970,512)        (120,308)        (409,783)
                                               ------------     ------------     ------------
Balance, end of year                             (1,688,195)         282,317          402,625
                                               ------------     ------------     ------------
    Total stockholders' equity, end of year    $ 85,649,611     $ 83,542,400     $ 75,636,294
                                               ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  Summary of Significant Accounting Policies

     Principles of consolidation -- Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 1998 and 1997 financial statements to conform to the 1999 presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements.

     Nature of  operations  -- The Company  provides  loan,  deposit,  trust and
investment   services  to  businesses   and  consumers   primarily   located  in
southeastern Massachusetts.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents -- Cash and cash equivalents include amounts due from banks and federal funds sold.

     Securities -- Securities held for investment that the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Available for sale securities are securities which might be sold prior to maturity to meet needs for liquidity or for the purchase of alternative investments. These securities are stated at market. Unrealized gains and losses on such securities, if any, are credited or charged to stockholders' equity net of any related tax effect. Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. At December 31, 1999, 1998 and 1997, the Company did not own any trading securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Loans -- Loans are reported at their principal outstanding, net of charge-offs. Loan fees, net of the direct cost of origination, are deferred and taken into income over the life of the loan using the interest method.

     Interest income on loans is recognized when accrued. Accrual of interest income on loans is discontinued when it is doubtful whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest collected on nonaccrual loans is credited to interest income when received. When doubt exists as to the ultimate collection of principal on a loan, the estimated loss is included in the provision for loan losses.

     Loans held for sale -- Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Impaired loans -- A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Mortgage servicing rights -- On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 which requires that the fair value of the right to service loans be capitalized when the loans are sold to other investors and amortized against servicing income over the estimated life of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

     Reserve for loan losses -- The reserve for loan losses is an estimate of the amount necessary to provide an adequate reserve to absorb probable losses in the current loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience and current economic conditions. Loan losses are charged against the reserve when management believes the collectibility of the principal is unlikely. Recoveries on loans previously charged off are credited to the reserve. The reserve is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

         Property from defaulted loans -- Property from defaulted loans is carried at the lower of the amount of the related loan or the estimated market value of the assets received, less estimated selling costs. Property from defaulted loans includes foreclosed properties where the Company has actually received title or taken possession. Provisions or losses subsequent to acquisition, operating income and expenses, and gains or losses from the sale of properties are credited or charged to income, while costs relating to improving real estate are capitalized.

     Premises and equipment -- Premises and equipment are reported at cost less accumulated depreciation. Depreciation is computed on a straight-line basis by charges to income in amounts estimated to recover the cost of premises and equipment over their estimated useful lives, which range between 3 and 8 years for furniture and fixtures and up to 40 years for Bank premises and leasehold improvements.

     Marketing   expense  --  The  Company  charges  to  marketing  expense  any advertising related expenses at the time they are incurred.

     Provision for income taxes -- The provision for income taxes includes deferred income taxes arising as a result of reporting some items of revenue and expense in different years for tax and financial reporting purposes.

     Earnings per share -- In 1997, the Company adopted SFAS No. 128 which changes the method of calculating earnings per share and requires restatement of prior periods. This had no effect on earnings per share for any prior period shown.

     Reclassifications -- Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.

     New accounting pronouncements -- Effective January 1, 1997, the Bank adopted SFAS No. 125, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Adoption of SFAS No. 125 and SFAS No. 127 in 1998 did not have a significant effect on the Company's financial position or results of operations.

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information About Capital Structure," which was effective for the Company's 1998 financial statements. The Company's disclosures comply with the provisions of this Statement.

     In June,  1997,  the FASB  issued SFAS No.  130,  "Reporting  Comprehensive
Income." This Statement establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company's financial statements comply with the provisions of this Statement.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was effective for the Company's 1998 financial statements. This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which was effective for the Bank's 1998 financial statements. This Statement standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company's disclosures comply with the provisions of this Statement.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had been required to adopt this Statement effective January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This statement delays the date the Company is required to adopt SFAS No. 133 until January 1, 2001. Through December 31, 1999, the Company's use of derivative instruments has not been material.

(2)    Securities

       The adjusted cost and estimated market values of securities which the Company considers to be available for sale as of December 31, 1999 were as follows:

                                                            December 31, 1999
                                            ---------------------------------------------
                                                          Gross         Gross   Estimated
                                            Adjusted   Unrealized    Unrealized   Market
                                              Cost        Gains        Losses      Value
                                              ----        -----        ------      -----
                                                    (Dollar amounts in thousands)
U.S. Government agency CMOs                  $176,935    $  2,234    $  4,444    $174,725
Other U.S. Government agencies                 16,819           3         266      16,556
Other collateralized mortgage obligations      79,425         535         677      79,283
State and municipal obligations                20,596        --          --        20,596
Other debt securities                         173,923         429         752     173,600
FHLB stock                                     22,125        --          --        22,125
FRB stock                                       1,097        --          --         1,097
                                             --------    --------    --------    --------
    Totals                                   $490,920    $  3,201    $  6,139    $487,982
                                             ========    ========    ========    ========

       The net unrealized loss on these securities is included net of tax in stockholders' equity.

       The Company's investment securities are subject to market risk in the following ways. $291,204,000 of the investment securities owned as of December 31, 1999 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps which range from 8% to 26%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $196,778,000 of securities are fixed-rate collateralized mortgage obligations, mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. An additional characteristic of CMOs is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

       The adjusted cost and estimated market values of securities which the Company considered to be available for sale as of December 31, 1998 and 1997 were as follows:

                                                           December 31, 1998
                                             ---------------------------------------------
                                                           Gross       Gross     Estimated
                                             Adjusted  Unrealized   Unrealized     Market
                                              Cost        Gains        Losses       Value
                                             --------    --------    --------    --------
                                                   (Dollar amounts in thousands)
U.S. Government agency CMOs                  $266,397    $  1,506    $    850    $267,053
Other U.S. Government agencies                 18,554         124         235      18,443
Other collateralized mortgage obligations      79,107         617         176      79,548
State and municipal obligations                16,416        --          --        16,416
Other debt securities                         115,061         138         638     114,561
FHLB stock                                     22,125        --          --        22,125
                                             --------    --------    --------    --------
    Totals                                   $517,660    $  2,385    $  1,899    $518,146
                                             ========    ========    ========    ========
                                                           December 31, 1997
                                             ---------------------------------------------
                                                           Gross       Gross     Estimated
                                             Adjusted  Unrealized   Unrealized     Market
                                              Cost        Gains        Losses       Value
                                             --------    --------    --------    --------
                                                   (Dollar amounts in thousands)
U.S. Government agency CMOs                  $121,503    $    657    $     57    $122,103
Other U.S. Government agencies                 82,371          87          68      82,390
Other collateralized mortgage obligations      64,540         198         107      64,631
State and municipal obligations                16,325        --             3      16,322
Other debt securities                          87,320          43          58      87,305
FHLB stock                                     18,745        --          --        18,745
                                             --------    --------    --------    --------
    Totals                                   $390,804    $    985    $    293    $391,496
                                             ========    ========    ========    ========

       Gross proceeds from the sale of available for sale securities were $82,270,203 in 1999. Gross gains of $334,394 and gross losses of $100,093 were realized on those sales.

       Gross proceeds from the sale of available for sale securities were $243,852,925 in 1998. Gross gains of $394,397 and gross losses of $10,509 were realized on those sales.

       Gross proceeds from the sale of available for sale securities were $271,238,838 in 1997. Gross gains of $562,228 and gross losses of $26,550 were realized on those sales.

         The amount of income tax expense attributable to net gains in 1999, 1998 and 1997 was $97,996, $161,584 and $226,902, respectively.

       The adjusted cost and estimated market value of debt securities which the Company considered to be available for sale at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                      Adjusted         Estimated
                                                        Cost          Market Value
                                                        ----          ------------
                                                     (Dollar amounts in thousands)
Due in one year or less                                 $393,625        $391,513
Due after one year through five years                     72,446          71,740
Due after five years through ten years                    24,849          24,729
Due after ten years                                         --              --
                                                        --------        --------
     Totals                                             $490,920        $487,982
                                                        ========        ========



       At December 31, 1999, securities carried at $19,346,000 were pledged to secure public deposits and borrowings from the U.S. Treasury. Federal Home Loan Bank stock of $22,125,400 is pledged to secure FHLB borrowings.

(3)    Loans

       The following is a summary of loans outstanding as of the dates indicated:

                                                         December 31,
                                     -------------------------------------------------
                                           1999              1998              1997
                                     -------------     -------------     -------------
Mortgage loans on real estate
    Residential                      $ 290,722,415     $ 233,533,062     $ 184,594,101
    Commercial                         203,987,613       207,860,415       198,944,076
    Construction                        68,809,298        47,939,708        34,798,447
    Equity lines of credit              23,035,447        20,787,422        18,867,494

Other loans
    Commercial                          77,775,782        70,766,629        72,190,145
    Industrial revenue bonds             1,137,423         1,344,336         1,882,600
    Consumer                             9,274,570        11,588,705        15,902,887
                                     -------------     -------------     -------------

         Total loans                   674,742,548       593,820,277       527,179,750
    Less: Reserve for loan losses      (11,158,126)      (11,107,633)      (10,962,345)
                                     -------------     -------------     -------------
         Total portfolio loans, net  $ 663,584,422     $ 582,712,644     $ 516,217,405
                                     =============     =============     =============

Loans held for sale                  $     200,000     $  18,140,522     $   3,930,152
                                     =============     =============     =============


       The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers at December 31, 1999, 1998 and 1997 was $5,565,109, $11,248,796 and $15,937,340, respectively.
During 1999, $8,526,833 in new loans were made to Directors and Officers and there were $14,210,520 in repayments. The total amount of deposits from Directors and Officers at December 31, 1999, 1998 and 1997 was $3,829,135, $8,010,955 and $8,413,028, respectively.

       Nonaccrual loans at December 31, 1999, 1998 and 1997 amounted to $1,777,000, $7,468,000 and $2,770,000, respectively. Interest income which would have been accrued on nonaccrual loans, had they performed in accordance with the terms of their contracts, for the year ended December 31, 1999 was $80,947. Interest income recognized on nonaccrual loans in 1999 amounted to $35,531.

       The amount of restructured troubled debt which was performing in accordance with amended terms at December 31, 1999, 1998 and 1997 was $626,000, $478,000 and $1,131,000, respectively. For each of these years, the difference between the amount of income recorded on these loans and the amount of income that would have been recognized had the loans performed in accordance with their original terms was not material.

       Loans to finance other real estate owned in accordance to SFAS No. 66 for the years ended December 31, 1999, 1998 and 1997 was $100,000, $137,500 and
$104,125, respectively.

       Included in the consumer loan totals for the years ended December 31, 1999, 1998 and 1997 are customer account overdrafts that the Company reclassified as loans in the amounts of $499,900, $407,700 and $742,806, respectively.

         The Company also has participated in loans with other entities. As of December 31, 1999 gross participation loans totaled $5,439,522 of which $793,948 was participated out. December 31, 1998, gross participation loans totaled $1,777,084 of which $1,001,080 was participated out. December 31, 1997 gross participation loans totaled $6,915,069 of which $3,344,963 was participated out.

       The Company's business is primarily in southeastern Massachusetts, and many of the Company's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

       Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $168,260,000, $122,908,000 and $75,140,000 at
December 31, 1999, 1998 and 1997, respectively.

       The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

                                                            December 31,
                                                     ---------------------------
                                                     1999        1998       1997
                                                     ----        ----       ----
                                                    (Dollar amounts in thousands)
Mortgage servicing rights capitalized                 $528       $687       $237
                                                      ====       ====       ====
Mortgage servicing rights amortized                   $194       $123       $ 33
                                                      ====       ====       ====

       The fair value balance of capitalized servicing rights was determined using a discount rate of 8% and a prepayment speed of 7%.

(4)    Reserve for Loan Losses

       The changes in the reserve for loan losses during the three years ended December 31, 1999 were as follows:

                                                   1999            1998               1997
                                              ------------     ------------     ------------
Balance, beginning of year                    $ 11,107,633     $ 10,962,345     $ 11,416,873
Provision for loan losses                             --               --               --
Charge-offs                                       (610,238)        (606,686)      (1,336,521)
Recoveries on loans previously charged off         660,731          751,974          881,993
                                              ------------     ------------     ------------
Balance, end of year                          $ 11,158,126     $ 11,107,633     $ 10,962,345
                                              ============     ============     ============

       The following is a summary of information pertaining to impaired loans:

                                                                   1999         1998           1997
                                                                ----------    ----------    ----------
Impaired loans without a valuation allowance                    $     --      $     --      $     --
Impaired loans with a valuation allowance:
    Commercial loans                                            $  559,345    $  537,661    $  193,108
    Commercial mortgage loans                                      419,245     2,277,262       986,323
    Residential mortgage loans                                        --         474,000          --
                                                                ----------    ----------    ----------
Total impaired loans                                            $  978,590    $3,288,923    $1,179,431
                                                                ==========    ==========    ==========
Valuation allowance related to impaired loans                   $  176,146    $  592,006    $  212,298
Additional FASB 114 reserves on impaired loans                     272,664       406,821       176,800
                                                                ----------    ----------    ----------
Total valuation allowance for impaired loans                    $  448,810    $  998,827    $  389,098
                                                                ==========    ==========    ==========


Average investment in impaired loans                            $2,397,106    $1,645,505    $1,086,660
                                                                ==========    ==========    ==========
Interest income recognized on impaired loans                    $  200,157    $  309,131    $  108,666
                                                                ==========    ==========    ==========
Interest income recognized on a cash basis on impaired loans    $  200,157    $  309,131    $  108,666
                                                                ==========    ==========    ==========

(5)    Bank Premises and Equipment

       Premises and equipment are stated at cost, less accumulated depreciation and amortization of $12,177,000 at December 31, 1999, $10,593,000 at December 31, 1998 and $9,205,000 at December 31, 1997. Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2012. Annual rental expenses under these leases were $914,000 in 1999, $808,000 in 1998 and $767,000 in 1997. The total rental commitments under non-cancelable leases for future years are $6,239,000 not including amounts payable under consumer price index escalator provisions in three such leases which become effective in 2000 and later years. Annual commitments are $909,900 in 2000, $899,900 in 2001, $852,400 in 2002, $817,800 in 2003, $811,300 in 2004, and a
total of $2,123,000 for the years 2005 through 2012. Certain of these leases also contain renewal options.

                                                     December 31,
                                          --------------------------------------
                                           1999           1998            1997
                                          --------       --------       --------
                                              (Dollar amounts in thousands)
Premises:
    Land                                 $  1,511       $  1,390       $  1,390
    Buildings                               7,094          7,781          8,048
    Leasehold improvements                  4,375          4,114          3,810
    Equipment                              12,749         11,102          9,399
    Accumulated depreciation              (13,332)       (11,540)        (9,870)
                                         --------       --------       --------
                                         $ 12,397       $ 12,847       $ 12,777
                                         ========       ========       ========

       Depreciation  and  amortization  expense for the years ended December 31,
1999,  1998  and  1997  amounted  to  $1,938,000,   $1,780,000  and  $2,101,000,
respectively.

(6)    Employee Benefits

       The Company has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Company contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,102,000 in 1999, $1,068,000 in 1998, and $786,000 in 1997. Also in 1999, 1998 and 1997, bonuses were accrued under the provisions of the Company's Profit Incentive Plan totaling $1,280,000, $706,000 and $762,000, respectively, and paid in the year following.

       The Company's Employee Stock Ownership Plan holds 41,889 shares of the Company's common stock. At December 31, 1999, all shares were allocated to employees.

       The Company has an unfunded plan for providing medical and life insurance coverage for retired employees who meet age and service requirements. For an employee retiring at age 65 with 30 or more years of service, the Company pays 100% of the cost of his or her medical insurance and 50% of the cost of the medical insurance of his or her dependents. The Company also pays for the cost of life insurance in an amount between $5,000 and $25,000 based on the earnings of the employee and the number of years since retirement. Lesser benefits are provided for employees who retire at a younger age or with fewer years of service. The Company's share of increases in the cost of providing post-retirement medical insurance is limited to 5% per year for employees who retire after 1993.

       SFAS No. 106 requires that the expected expense be recognized over the period that employees render the service making them eligible for this benefit rather than when the premiums are actually paid following retirement. SFAS No. 106 will increase the amount of expense over the transitional period during which expense will be charged for both the expense of current premiums and to build up a reserve of approximately $3,000,000 for future premiums.

       The following table sets forth the plan's funded status reconciled with the amount shown in the Company's statement of condition at December 31, 1999, 1998 and 1997:

Accumulated post-retirement benefit obligation:               1999           1998             1997
                                                          -----------     -----------     -----------
    Retirees                                              $   748,889     $   796,448     $   850,567
    Fully eligible active plan participants                   695,194         564,518         430,087
    Other plan participants                                 1,595,339       1,629,512       1,508,428
                                                          -----------     -----------     -----------
                                                            3,039,422       2,990,478       2,789,082
Plan assets at fair value                                        --              --              --
                                                          -----------     -----------     -----------
Accumulated post-retirement benefit obligation
     in excess of plan assets                               3,039,422       2,990,478       2,789,082
Unrecognized net gain from past experience different
     from that assumed and from changes in assumptions        831,364         563,568         550,854
Unrecognized prior service cost                                  --              --              --
Unrecognized net obligation at transition                  (1,428,050)     (1,537,900)     (1,647,750)
                                                          -----------     -----------     -----------
Unfunded accrued post-retirement benefit expense          $ 2,442,736     $ 2,016,146     $ 1,692,186
                                                          ===========     ===========     ===========

Net periodic post-retirement benefit for 1999, 1998 and 1997 included the following components:


                                                                     1999          1998           1997
                                                                   ---------     ---------     ---------
Service cost - benefits attributed to service during the year      $ 202,281     $ 153,799     $ 133,729
Interest cost on accumulated post-retirement benefit obligation      211,806       171,024       172,768
Actual return on plan assets                                            --            --            --
Amortization of transition obligation over 20 years                  109,850       109,850       109,850
Amortization of gain                                                (563,568)     (550,854)     (449,102)
Asset gain deferred                                                  563,568       518,754       419,156
                                                                   ---------     ---------     ---------
Net periodic post-retirement benefit cost                          $ 523,937     $ 402,573     $ 386,401
                                                                   =========     =========     =========

       For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000; the rate was assumed to decrease gradually to 5% by 2003 and remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1999 by $50,972 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $3,823.

       The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%.

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

       In 1997, the Company adopted a Stock Option Plan. Options on up to 400,000 shares may be granted under the plan. Options become exercisable over a period of four years at the rate of 25% per year and expire after 10 years. The Company measures compensation cost for plans such as this using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Accordingly, no compensation cost was recognized on these options.

       The table below shows the number of stock options which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited or expired.

                                             1999                        1998                          1997
                                    ------------------------    ------------------------    --------------------------
                                            Weighted Average            Weighted Average              Weighted Average
                                    Shares   Exercise Price     Shares   Exercise Price     Shares     Exercise Price
                                    ------   --------------     ------   --------------     ------     --------------
Outstanding, beginning of year      57,000     $   17.41       26,000     $   13.38              --           --
Granted                             52,500     $   16.07       35,000     $   20.34          26,000    $   13.38
Exercised                               --            --           --            --              --           --
Forfeited                           (5,500)    $   17.66       (4,000)    $   17.06              --           --
                                   -------                     ------                        ------
Outstanding, end of year           104,000     $   16.72       57,000     $   17.41          26,000    $   13.38
                                   =======                     ======                        ======

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                               Remaining
      Exercise Price            Number Outstanding         Contractual Life            Number Exercisable
      --------------            ------------------         ----------------            ------------------
          $13.38                      22,000                    7.35 years                    11,000
          $20.75                      22,000                    8.12                           5,500
          $19.25                       7,500                    8.87                           1,875
          $17.38                      17,000                    9.04                              --
          $16.38                      10,500                    9.84                              --
          $15.06                      25,000                    9.92                              --

       A value at the time of grant was calculated for each option using the Black-Scholes option pricing model with an estimated average option life of 5 years and using the five-year averages of price volatility of the Company's common stock, dividend yield, and a risk-free rate equal to the five-year Treasury rate. The table below shows these assumptions and the weighted-average fair value of the options which were granted during each year as well as what the effect would have been if the Company had adopted the fair value method of accounting for stock options described in SFAS No. 123.

                                                                      1999               1998                1997
                                                                  -----------        -----------         -----------
Weighted average volatility                                             25.86%             26.90%              31.40%
Weighted average dividend                                                2.77%              2.65%               2.93%
Weighted average risk-free rate                                          5.58%              5.23%               6.57%
Weighted average fair value of options granted during the year    $      3.94        $      5.12         $      3.94
Additional expense had the Company adopted SFAS No. 123           $    67,883        $    39,628         $    34,680
Related tax benefit                                               $    28,392        $    16,575         $    14,505
Pro-forma net income                                              $16,421,602        $12,532,870         $13,228,361
Pro-forma basic and diluted earnings per share                    $      1.85        $      1.38         $      1.46

       The Company has also entered into stock appreciation rights agreements with selected employees. Payments are made to these employees on a certain number of shares to the extent that those shares have appreciated. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. A total of $84,375 was charged to compensation expense in 1997 for these rights. The table below shows the amount of stock appreciation rights which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited, or expired.

                                               1999                     1998                       1997
                                      ------------------------- ------------------------  -----------------------
                                               Weighted Average         Weighted Average         Weighted Average
                                      Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                      ------   --------------   ------   --------------   ------   --------------
Outstanding, beginning of year        3,700       $   19.25      --          --         20,000       $   9.50
Granted                               4,600       $   16.38     3,700      $   19.25      --          --
Exercised                              --           --           --          --        (20,000)      $   9.50
Forfeited                              (200)      $   19.25      --          --           --          --
                                    -------                     -----                  -------
Outstanding, end of year              8,100       $   17.62     3,700      $   19.25      --          --
                                    =======                     =====                  =======

The following table summarizes information about stock appreciation rights outstanding at December 31, 1999:


                                                                 Remaining
      Exercise Price            Number Outstanding           Contractual Life           Number Exercisable
      --------------            ------------------           ----------------           ------------------
          $19.25                       3,500                    8.86 years                     --
          $16.38                       4,600                    9.84                           --

(7)    Deposits and Borrowed Funds

       The following summarize deposits and borrowed funds outstanding as of the dates indicated:

                                                                         December 31,
                                                       ------------------------------------------------
                                                           1999              1998             1997
                                                       ------------      ------------      ------------
Deposits
    Demand                                             $167,624,319      $160,966,042      $147,278,175
    NOW                                                 120,307,407       114,210,098       103,754,145
    Money market                                        138,287,456       141,316,906       149,096,741
    Other savings                                       158,141,665       160,125,653       157,868,656
    Certificates of deposit greater than $100,000        60,666,301        30,299,027        26,453,179
    Other time                                          121,036,469       120,979,249       124,633,590
                                                       ------------      ------------      ------------

        Total deposits                                 $766,063,617      $727,896,975      $709,084,486
                                                       ============      ============      ============

       Historically, the Company has maintained a significant level of core deposits from within its market area, serviced through its branch and ATM networks. Generally, the Company's strategy is to price deposits that reflect market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.


                                                       December 31,
                                     ------------------------------------------------
                                         1999              1998              1997
                                     ------------      ------------      ------------
Borrowed funds
    Federal Home Loan Bank           $347,962,999      $343,506,683      $171,295,274
    Other short term borrowings        19,345,885        14,606,322        11,662,360
                                     ------------      ------------      ------------

        Total borrowed funds         $367,308,884      $358,113,005      $182,957,634
                                     ============      ============      ============

       Borrowings from the Federal Home Loan Bank at December 31, 1999 had maturity dates between January 14, 2000 and June 10, 2013 and bore interest rates between 3.07% and 7.05%. The weighted average interest rate on these borrowings was 5.69%. The balance at September 30, 1999 of $373,460,143 was the maximum amount outstanding at any month end during 1999. These borrowings are collateralized by the Company's residential mortgage loans and securities. The Company also has an IDEAL Way Line of Credit with Federal Home Loan Bank of Boston. The unused balance at December 31, 1999, 1998 and 1997 was $12,963,000.

       Other short-term borrowings at December 31, 1999, 1998 and 1997 consisted of a demand note payable to the U.S. Treasury of $1,912,887, $212,748 and $2,809,485, respectively, and securities sold subject to agreements to repurchase of $17,432,998, $14,393,575 and $8,852,875, respectively. These borrowings are collateralized by the pledge of securities.

(8)    Stockholders' Equity

       On August 7, 1998, the Bank issued 4,530,532 shares of common stock in the form of a 100% stock dividend. The effect of this transaction was to increase the outstanding shares of common stock from 4,530,532 to 9,061,064. Net income and dividends per share have been restated for all periods presented to reflect this transaction.

       As a member of the Federal Deposit Insurance Corporation, the Bank is required to meet certain capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 1999, 1998 and 1997, the Bank met all regulatory capital requirements and satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act. Management believes that there have been no events or conditions that have affected the well-capitalized category of the Bank.

       The Bank is required to maintain a leverage ratio, stockholders' equity to total assets, of at least 3%. For the Bank to be considered well-capitalized, this ratio must be at least 5%. At December 31, 1999, the Bank's leverage ratio was 7.0%.

       Risk-based capital requirements also apply.

       Some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the Bank's statement of condition. The risk-based capital regulations assign one of four weights to assets of the Bank -- 0%, 20%, 50% and 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. Most of the Bank's investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 1999, the Bank's total risk-weighted assets were $865,774,000 and its net risk-weighted assets were $865,438,000.

       Stockholders' equity and a portion of the reserve for loan losses can all be used to meet capital requirements. The reserve for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 1999, $10,822,000 of the reserve for loan losses could be used toward risk-based capital requirements. Accordingly, at December 31, 1999, total capital for risk-based capital purposes was $92,441,000 equal to 10.7% of risk-weighted assets.

       This ratio is required to be at least 8%, and for the Bank to be considered well-capitalized it must be at least 10%.

       Stockholders' equity alone is required to be at least 4% of net risk-weighted assets. For the Bank to be considered well-capitalized, this ratio must be at least 6%. At December 31, 1999 the Bank's stockholders' equity was 9.4% of net risk-weighted assets.

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

       In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

(9)    Provision for Income Taxes

       The provision for income taxes for the three years ended December 31, 1999, 1998 and 1997, consists of the following:


                                                1999               1998              1997
                                           ------------       ------------       ------------
Current federal income tax                 $  7,388,341       $  6,756,489       $  5,940,648
Current state income tax                        699,922          1,957,942          2,035,123
                                           ------------       ------------       ------------
                                              8,088,263          8,714,431          7,975,771
                                           ------------       ------------       ------------
Deferred (prepaid) federal income tax         1,496,505           (523,786)           159,203
Deferred (prepaid) state income tax             501,622           (140,811)            54,933
                                           ------------       ------------       ------------
                                              1,998,127           (664,597)           214,136
                                           ------------       ------------       ------------
                                           $ 10,086,390       $  8,049,834       $  8,189,907
                                           ============       ============       ============

       Deferred (prepaid) income tax expense results from the recognition of income or expense items in different periods for income tax purposes than when they are accrued, such as interest earned on nonaccrual loans and the provision for possible loan losses.

       The following reconciles the provision for income taxes with the statutory federal income tax rate of 35%.


                                                 1999                1998               1997
                                             ------------       ------------       ------------
Tax at statutory rate                        $  9,291,619       $  7,209,146       $  7,503,455
Reduction due to tax-exempt income               (274,945)          (293,139)          (328,829)
State taxes, net of federal tax benefit           781,004          1,112,989          1,358,537
Change in valuation reserve                          --                 --             (373,912)
Other, net                                        288,712             20,838             30,656
                                             ------------       ------------       ------------
                                             $ 10,086,390       $  8,049,834       $  8,189,907
                                             ============       ============       ============

       In 1997, interest and dividends on securities included $1,068,320 of capital gains from mutual fund investments. Capital loss carryovers were applied to this income and the valuation reserve was reduced by $373,912.

       At December 31, 1999, 1998 and 1997, the net deferred tax asset consisted of the following:

                                         1999             1998            1997
                                      ----------      ----------      ----------
Future bad debt deductions            $4,666,886      $4,645,768      $4,486,888
Nonaccrual loan interest                 132,057         675,093         185,662
Unfunded accrued benefits              1,274,509       1,081,774         901,325

Unrealized loss on securities          1,249,117            --              --
                                      ----------      ----------      ----------
    Gross deferred tax asset           7,322,569       6,402,635       5,573,875
Valuation reserve                           --              --              --
                                      ----------      ----------      ----------
    Deferred tax asset                 7,322,569       6,402,635       5,573,875
Deferred tax liability                 2,664,636       1,409,945         943,671
                                      ----------      ----------      ----------
    Net deferred tax asset            $4,657,933      $4,992,690      $4,630,204
                                      ==========      ==========      ==========

(10)   Commitments and Contingencies

       In the normal course of business, various commitments are entered into by the Company, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. At December 31, 1999, 1998 and 1997, the Company had the following commitments outstanding:

                                                     1999               1998             1997
                                                 ------------      ------------      ------------
Standby letters of credit                        $  1,627,000      $  2,356,000      $  2,567,925
Commitments to extend credit at fixed rates         5,242,500         9,465,067        10,108,350
Other commitments to extend credit                152,546,500       101,334,933        96,699,725
                                                 ------------      ------------      ------------
Total commitments                                $159,416,000      $113,156,000      $109,376,000
                                                 ============      ============      ============

       In the event that interest rates increase during the period of the commitment, commitments to extend credit at a fixed rate of interest could result in the extension of credit at less than a prevailing rate of interest, with accompanying loss of value to the Company. Although the commitments shown above are not carried on the statement of condition as loans, their risk is comparable to that of loans which are carried on the statement of condition. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential property and income producing commercial properties. In the event that no collateral is required, or the collateral proved to be of no value to the Company, the Company would be exposed to possible credit loss up to the maximum amount of these contingent liabilities.

       Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

(11)   Disclosure about the Fair Value of Financial Instruments

       SFAS No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value.

       At December 31, 1999, 1998 and 1997, the estimated fair values of the Company's financial instruments were as follows:

                                             1999                        1998                        1997
                                   ---------------------      ----------------------       ----------------------
                                   Carrying        Fair        Carrying        Fair        Carrying        Fair
                                    Amount         Value        Amount         Value        Amount         Value
                                    ------         -----        ------         -----        ------         -----
                                                            (Dollar amounts in thousands)
Financial assets:
  Cash and cash equivalents        $ 44,242      $ 44,242      $ 29,427      $ 29,427      $ 34,087      $ 34,087
  Investment securities             464,760       464,760       518,146       518,146       391,496       391,496
  Net loans                         663,584       666,762       600,853       608,962       520,148       520,620

Financial liabilities:
  Deposits                          766,064       766,189       727,897       729,704       709,084       709,780
  Borrowings from
    Federal Home Loan Bank          347,963       345,027       343,507       344,434       171,295       172,009
  Other short-term borrowings        19,346        19,346        14,606        14,606        11,662        11,662

       The carrying value of cash and cash equivalents and short-term borrowings approximates fair value because of the short maturity of these financial instruments.

       Fair values of commitments not reflected in the financial statements are not materially different from their carrying amounts because they are short term in nature and/or priced at variable interest rates.

       Fair values of investment securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Because no market exists for a significant portion of the Company's loans, fair value estimates were based on judgements regarding estimated future cash flows, current economic conditions, expected loss experience, risk characteristics of various kinds of loans, and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, unrealized gains or losses are not expected to be realized.

       Fair values of deposits and borrowings from FHLB have been determined by applying discounted cash flow techniques at replacement market rates.

       As required by SFAS No. 107, the fair value of deposits does not include the value of the ongoing relationships with depositors, sometimes referred to as the "core deposit intangible", although it is unlikely that some amount would be received for this relationship on an actual sale of deposits. Similarly, the fair value of loans does not include any value assigned to customer relationships.

(12)   Earnings per Share

       The following reconciles the calculation of basic and diluted earnings per share for the three years ending December 31, 1999, 1998 and 1997:

                                                              1999
                                         --------------------------------------------
                                           Income           Shares          Per Share
                                         (numerator)     (denominator)       Amount
                                         -----------     -------------       ------
Basic earnings per share                 $16,461,093        8,876,776      $     1.85
Effect of dilutive stock options                --              4,748              --
                                         -----------      -----------      ----------
Diluted earnings per share               $16,461,093        8,881,524      $     1.85
                                         ===========      ===========      ==========
                                                              1998
                                         --------------------------------------------
                                           Income           Shares          Per Share
                                         (numerator)     (denominator)       Amount
                                         -----------     -------------       ------
Basic earnings per share                 $12,556,946       9,061,064       $     1.39
Effect of dilutive stock options                  --           7,926            (0.01)
                                         -----------      ----------       ----------
Diluted earnings per share               $12,556,946       9,068,990       $     1.38
                                         ===========      ==========       ==========

                                                              1997
                                         --------------------------------------------
                                           Income           Shares          Per Share
                                         (numerator)     (denominator)       Amount
                                         -----------     -------------       ------
Basic earnings per share                 $13,248,536      9,061,064        $     1.46
Effect of dilutive stock options                  --          3,504             --
                                         -----------      ----------       ----------
Diluted earnings per share               $13,248,536      9,064,568        $     1.46
                                         ===========      =========        ==========

(13)   Selected Quarterly Financial Data (Unaudited)

       The table below shows supplemental financial data for each quarter in 1999 and 1998.

                                                            1999
                               ----------------------------------------------------------------
                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                               -------------   --------------    -------------   --------------
Interest income                 $18,345,260      $19,176,340      $19,794,956      $21,790,692
Interest expense                  9,248,081        9,357,460        9,451,050       10,254,546
                                -----------      -----------      -----------      -----------
Net interest income               9,097,179        9,818,880       10,343,906       11,536,146
Provision for loan losses              --               --               --               --
Non-interest income               4,017,630        4,678,959        5,590,643        7,982,128
Non-interest expense              8,078,316        8,945,558        9,902,565        9,591,549
                                -----------      -----------      -----------      -----------
Income before income taxes        5,036,493        5,552,281        6,031,984        9,926,725
Provision for income taxes        1,987,635        1,842,679        2,181,763        4,074,313
                                -----------      -----------      -----------      -----------
Net income                      $ 3,048,858      $ 3,709,602      $ 3,850,221      $ 5,852,412
                                ===========      ===========      ===========      ===========
Average shares outstanding        9,045,270        8,941,188        8,887,753        8,637,257
Net income per share            $      0.34      $      0.41      $      0.43      $      0.67
Cash dividends declared         $      0.14      $      0.14      $      0.14      $      0.14


                                                            1998
                               ----------------------------------------------------------------
                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                               -------------   --------------    -------------   --------------
Interest income                 $16,875,617      $17,894,468      $19,503,867      $19,703,998
Interest expense                  8,048,084        8,297,732        9,890,478        9,974,873
                                -----------      -----------      -----------      -----------
Net interest income               8,827,533        9,596,736        9,613,389        9,729,125
Provision for loan losses              --               --               --               --
Non-interest income               3,632,707        3,999,411        5,048,669        4,355,101
Non-interest expense              8,461,129        8,070,368        9,040,453        8,623,941
                                -----------      -----------      -----------      -----------
Income before income taxes        3,999,111        5,525,779        5,621,605        5,460,285
Provision for income taxes        1,599,343        2,201,580        2,237,542        2,011,369
                                -----------      -----------      -----------      -----------
Net income                      $ 2,399,768      $ 3,324,199      $ 3,384,063      $ 3,448,916
                                ===========      ===========      ===========      ===========
Average shares outstanding        9,061,064        9,061,064        9,061,064        9,061,064
Net income per share            $      0.26      $      0.37      $      0.38      $      0.38
Cash dividends declared         $      0.12      $      0.12      $      0.13      $      0.13

       As a result of continuing reductions in the amount of non-performing assets, no provision for loan losses was made during 1999, 1998 or 1997.

       Non-interest income in the fourth quarter of 1999 was increased by $3,494,733 gain on sale of the Company's credit card merchant portfolio.

       Because of the seasonal nature of the economy in the Company's market area, demand deposits and business activity follow a seasonal cycle with their low point ordinarily being reached in February and their high point in August. As a result of this cycle, operating income in past years has usually been at its high during the third quarter of each year.

(14)   Parent Company Financial Information

         Condensed financial information for CCBT Financial Companies, Inc. is as follows (in thousands):


                                Statement of Condition
                                  December 31, 1999

Assets
         Cash                                                      $      1,782
         Investment securities                                        5,328,540
         Investment in subsidiary                                    80,064,373
         Other assets                                                   254,916
                                                                   ------------
                   Total assets                                    $ 85,649,611
                                                                   ============
Stockholders' equity
         Stockholders' equity                                      $ 85,649,611
                                                                   ------------
                   Total stockholders' equity                      $ 85,649,611
                                                                   ============

                                 Statement of Income
                             Year ended December 31, 1999
Interest income                                                    $    146,702
Operating expenses                                                      359,480
                                                                   ------------
         Loss before taxes, dividends and
         undistributed income from subsidiary
                                                                       (212,778)
Applicable income taxes (credit)                                        (54,884)
Dividends from subsidiary                                            10,600,000
Undistributed income from subsidiary                                  6,018,987
                                                                   ------------
         Net income                                                $ 16,461,093
                                                                   ============

                               Statement of Cash Flows
                             Year ended December 31, 1999


Cash flows from operating activities
         Net income                                                $ 16,461,093
         Adjustments to reconcile net income to net
            cash provided by operating activities:

                   Dividends received from subsidiary                10,600,000
                   Earnings from subsidiary                         (16,618,987)
                   Other, net                                           873,563
                                                                   ------------

         Net cash provided by operating activities                   11,315,669
                                                                   ------------

Cash flows from investing activities
         Purchase of investments                                    (12,555,591)
         Maturities and repayments of investments                     7,356,526
                                                                   ------------

         Net cash used by investment activities                      (5,199,065)
                                                                   ------------

Cash flows from financing activities
         Contribution to capital by subsidiary                        5,000,000
         Cash dividends paid to stockholders                         (3,715,194)
         Purchase of treasury stock                                  (7,399,628)
                                                                   ------------

         Net cash used by financing activities                       (6,114,822)
                                                                   ------------

Net increase (decrease) in cash and cash equivalents                      1,782
Cash at beginning of period                                                  --
                                                                   ------------
Cash at end of period                                              $      1,782
                                                                   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       On June 18, 1998, the accounting firm Ernst & Young, LLP, was dismissed by the Company's Audit Committee and the accounting firm Grant Thornton, LLP, was hired to replace them. The financial statements for 1997 did not contain an adverse opinion or a disclaimer of opinion nor were the opinions qualified as to uncertainty, audit scope or accounting principles. During 1997 and the subsequent interim period preceding the dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

       There were no changes in or disagreements with Accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       A.         Identification of Directors:

         With the exception of certain information regarding the executive officers of the Company and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on April 27, 2000, filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

         Information   regarding  the  executive  officers  of  the  Company  is
contained in Item I of Part I to this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

       The response to this item is incorporated by reference from the discussion under the captions "Executive Compensation" and "The Board of Directors, its Committees and Compensation" in the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The response to this item is incorporated by reference from the discussion under the caption "Ownership by Management and Other Stockholders" in the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

       The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers of the Company at December 31, 1999, was $603,978, and for the Bank in 1998 and 1997 was $16,418,718, and $15,937,340, respectively. During 1999, $70,743 in new loans were made to Directors and Officers and there were $4,668,368 in repayments.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       A.         Documents filed as part of the report:


         Exhibits as required by Item 601 of Regulation S-K (ss.229.601 of this chapter).

       Exhibit                          Description
       -------                          -----------

         2.1 Plan of Reorganization and Acquisition dated as of October 8, 1998 between the Company and the Bank (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

         3.1 Articles of Organization of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

         3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 1999 and incorporated herein by reference)

         4.1      Specimen certificate for shares of Common Stock of the Company

        10.1      Amended  and  Restated  Special  Termination   Agreement  with
                  Stephen B. Lawson (filed as exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1998.)

        10.2      Amended and Restated Special  Termination  Agreement with Noal
                  D. Reid (filed as exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1998.)

        10.3      Amended and Restated Special Termination  Agreement with Larry
                  K. Squire (filed as exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1998.)

        10.4      CCBT  Financial  Companies,  Inc.  Stock Option Plan (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on February 18, 1999 and incorporated herein by reference)

        10.5 Cape Cod Bank and Trust Company Employee Stock Ownership and Plan and Trust, as amended

        11.1      Statement Regarding Computation of Per Share Earnings

        12.1      Statement Regarding Computation of Ratios

        21.1      Subsidiaries  of the  Company  -- The  Company  has one direct subsidiary, Cape Cod Bank and Trust Company, N.A., a nationally chartered commercial bank. Cape Cod Bank and Trust Company, N.A., has seven subsidiaries: CCBT Securities Corp. which is a securities corporation; CCB&T Brokerage Direct, Inc., an investment broker/dealer; CCBT Preferred Corp., a real estate investment trust; TBM Development Corp., RAFS Ltd. Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd. Partnership which are all inactive.

        23.1      Consent of Grant Thornton, LLP

        23.2      Consent of Ernst & Young, LLP

        27.1      Financial Data Schedule

       B.         Reports on Form 8-K:

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                              CCBT Financial Companies, Inc.


By (Signature and Title)*                 /s/Stephen B. Lawson
                                          ---------------------
                                          Stephen B. Lawson,
                                          President and Chief Executive Officer


Date   March 16, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)*                 /s/Noal D. Reid
                                          ---------------
                                          Noal D. Reid
                                          Chief Financial Officer and Treasurer



Date   March 16, 2000


                      SIGNATURES OF THE BOARD OF DIRECTORS

/s/Stephen B. Lawson                       /s/George D. Denmark
--------------------                       --------------------
Stephen B. Lawson                          George D. Denmark

/s/John Otis Drew                          /s/John F. Aylmer
-----------------                          -----------------
John Otis Drew                             John F. Aylmer

/s/William C. Snow
------------------                         ----------------
William C. Snow                            William R. Enlow


Date   March 16, 2000