Form 10-Q
period 2000-03-31
CCBT FINANCIAL COMPANIES INC
filed 2000-05-11
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) [X] Yes   No and (2) [X] Yes : No


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,608,048 shares of common stock outstanding as of March 31, 2000.

                                TABLE OF CONTENTS



Section          Description                                                Page

PART I           FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statements of Financial Condition                3
                       March 31, 2000 (Unaudited) and December 31, 1999

                Consolidated Statements of Income (Unaudited)                 4
                       Three Months Ended March 31, 2000 and 1999

                Consolidated Statements of Cash Flows (Unaudited)             5
                       Three Months Ended March 31, 2000 and 1999

                Consolidated Statements of Changes in Stockholders' Equity    6
                       (Unaudited) Three Months Ended March 31, 2000 and 1999

                Consolidated Statements of Comprehensive Income (Unaudited)   6
                       Three Months Ended March 31, 2000 and 1999

                Notes to Consolidated Financial Statements                    7

        Item 2. Management's Discussion and Analysis of Financial Condition 8-16
                         and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk   17

PART II         OTHER INFORMATION

        Item 1. Legal Proceedings                                            17

        Item 2. Changes in Securities and Use of Proceeds                    17

        Item 3. Defaults upon Senior Securities                              17

        Item 4. Submission of Matters to a Vote of Security Holders          17

        Item 5. Other Information                                            17

        Item 6. Exhibits and Reports on Form 8-K                             17

                SIGNATURES                                                   18

                Exhibit Index                                                18

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                 CCBT FINANCIAL COMPANIES, INC.
                              CONSOLIDATED STATEMENTS OF CONDITION
                                                                  March 31,        December 31,
                                                                    2000               1999
                                                               --------------     --------------
                               ASSETS                           (Unaudited)
Cash and due from banks                                        $   36,771,235     $   43,415,100
Short term interest-bearing deposits                               22,702,464          2,207,328
Securities available for sale, at fair value                      441,805,200        463,379,414
Federal Home Loan Bank stock, at cost                              22,125,400         22,125,400
Federal Reserve Bank of Boston stock, at cost                       1,096,700          1,096,700
Loans, net of reserve for loan losses                             704,233,526        663,584,422
Loans held for sale                                                   195,300            200,000
Premises and equipment                                             12,162,266         12,396,729
Deferred tax assets                                                 4,255,464          4,657,933
Accrued interest receivable on securities                           3,413,335          2,850,366
Principal and interest receivable on loans                          3,547,326          3,156,914
Other assets                                                        9,076,392         12,044,040
                                                               --------------     --------------
         Total assets                                          $1,261,384,608     $1,231,114,346
                                                               ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                       $  757,122,073     $  766,063,617
Borrowings from the Federal Home Loan Bank                        381,864,413        347,962,999
Other short-term borrowings                                        20,477,601         19,345,885
Current taxes payable                                               3,098,969          1,721,187
Interest payable on deposits and borrowings                         2,877,336          3,061,932
Post retirement benefits payable                                    2,585,849          2,501,480
Employee profit sharing retirement and bonuses payable                669,788          2,396,542
Other liabilities                                                   3,803,421          2,411,093
                                                               --------------     --------------
         Total liabilities                                      1,172,499,450      1,145,464,735
                                                               --------------     --------------
Stockholders' equity
     Common stock, $2.50 par value
         Authorized: 12,000,000 shares
         Issued: 9,061,064 shares in 2000 and 1999                 22,652,660         22,652,660
     Surplus                                                       13,903,294         13,903,294
     Undivided profits                                             60,905,242         58,181,480
     Treasury stock, at cost (453,016 shares)                      -7,399,628         -7,399,628
     Accumulated other comprehensive income                        -1,176,410         -1,688,195
                                                               --------------     --------------
         Total stockholders' equity                                88,885,158         85,649,611
                                                               --------------     --------------
         Total liabilities and stockholders' equity            $1,261,384,608     $1,231,114,346
                                                               ==============     ==============

   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                      CCBT FINANCIAL COMPANIES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months ended March 31,
                                                                                 2000            1999
                                                                              -----------     -----------
                                                                                    (Unaudited)
     INTEREST INCOME:
     Interest and fees on loans                                               $13,715,616     $12,019,115
     Interest on short term interest-bearing deposits                              73,816         175,286
     Taxable interest income on securities                                      7,664,395       5,617,027
     Tax-exempt interest income on securities                                     207,958         164,432
     Dividends on securities                                                      362,838         369,400
                                                                              -----------     -----------
             Total interest income                                             22,024,623      18,345,260
                                                                              -----------     -----------

     INTEREST EXPENSE:
     Interest on deposits                                                       4,863,923       4,269,717
     Interest on borrowings from the Federal Home Loan Bank                     5,586,152       4,834,960
     Interest on other short-term borrowings                                      259,125         143,404
                                                                              -----------     -----------
              Total interest expense                                           10,709,200       9,248,081
                                                                              -----------     -----------
                      Net interest income                                      11,315,423       9,097,179
     Provision for loan losses                                                       --              --
                                                                              -----------     -----------

                      Net interest income after provision for loan losses      11,315,423       9,097,179
                                                                              -----------     -----------

     NON-INTEREST INCOME:
     Financial Advisor Fees                                                     1,507,595       1,324,990
     Deposit account service charges                                              488,179         446,381
     Branch banking fees                                                          714,072         712,417
     Electronic banking fees                                                      388,502         363,417
     Brokerage fees and commissions                                               283,545         240,650
     Net gain (loss) on sale of securities                                        -21,092          54,855
     Net gain on sale of loans                                                     23,057         173,439
     Other income                                                                 196,491         100,791
                                                                              -----------     -----------
                      Total non-interest income                                 3,580,349       3,416,940
                                                                              -----------     -----------

     NON-INTEREST EXPENSE:
     Salaries                                                                   3,157,318       2,978,504
     Employee benefits                                                          1,549,054       1,149,541
     Building and equipment                                                     1,117,970       1,019,929
     Data processing                                                              689,621         743,386
     Accounting and legal fees                                                    203,230         142,924
     Other outside services                                                       472,598         429,011
     Delivery and communication                                                   328,675         313,688
     Directors' fees                                                               87,500          75,500
     Marketing and advertising                                                    203,863         156,647
     Printing and supplies                                                        166,171         196,791
     Insurance                                                                     95,820          73,419
     Expenses from defaulted loans                                                 13,246          18,679
     All other expenses                                                           597,568         179,607
                                                                              -----------     -----------
                      Total operating  expense                                  8,682,634       7,477,626
                                                                              -----------     -----------
     Net income before taxes                                                    6,213,138       5,036,493
     Applicable income taxes                                                    2,112,089       1,987,635
                                                                              -----------     -----------
      Net income                                                              $ 4,101,049     $ 3,048,858
                                                                              ===========     ===========

     Average shares outstanding                                                 8,608,048       9,045,270

     Basic earnings per share                                                 $      0.48     $      0.34
     Diluted earnings per share                                               $      0.48     $      0.34
     Cash dividends declared                                                  $      0.16     $      0.14

   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                                               CCBT FINANCIAL COMPANIES, INC
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Three Months ended March 31,
                                                                                              2000               1999
                                                                                          -------------      -------------
        CASH PROVIDED BY OPERATING ACTIVITIES                                                       (Unaudited)
            Net income                                                                    $   4,101,049      $   3,048,858
            Adjustments to reconcile net income to net cash flow provided by operating activities:
               Provision for loan losses                                                           --                 --
               Depreciation and amortization                                                    539,695            500,600
               Net accretion of securities                                                   (4,632,731)        (1,626,757)
               Amortization of deferred loan fees                                              (102,184)           (45,828)
               Net (gain)  loss on sale of investment securities                                 21,092            (54,855)
               Deferred income taxes                                                            975,313          1,168,397
               Net gain on sale of loans                                                        (23,057)          (173,439)
            Net change in:
               Loans held for sale                                                                4,700          3,384,000
               Accrued interest receivable                                                     (953,381)           401,031
               Accrued expenses and other liabilities                                          (434,653)         5,581,005
               Other, net                                                                     4,641,429         (2,777,201)
                                                                                          -------------      -------------
            Net cash provided by operating activities                                         4,137,272          9,405,811
                                                                                          -------------      -------------

        CASH PROVIDED (USED) BY INVESTING ACTIVITIES
               Net increase in loans                                                        (33,058,138)       (43,868,432)
               Proceeds from sale of loans                                                    3,648,217         42,322,382
               Dispositions of property from defaulted loans                                       --              115,000
               Maturities of securities                                                      48,937,255        131,806,462
               Purchase of available for sale securities                                    (62,860,730)      (136,824,964)
               Sales of available for sale securities                                        28,637,749         33,516,265
               Purchase of premises and equipment                                              (304,653)          (387,676)
                                                                                          -------------      -------------
            Net cash provided (used) investing activities                                   (15,000,300)        26,679,037
                                                                                          -------------      -------------

        CASH PROVIDED BY FINANCING ACTIVITIES
               Net decrease in deposits                                                      (8,941,544)       (24,272,914)
               Net increase in borrowings from the Federal Home Loan Bank                    31,901,414         26,640,882
               Net increase in other short-term borrowings                                    3,131,716          1,236,800
               Purchase of CCBT Financial Companies, Inc. common stock in open market              --           (1,583,750)
               Cash dividends paid on common stock                                           (1,377,287)        (1,268,549)
                                                                                          -------------      -------------
            Net cash provided by  financing activities                                       24,714,299            752,469
                                                                                          -------------      -------------
            Net increase in cash and cash equivalents                                        13,851,271         36,837,317
            Cash and cash equivalents at beginning of period                                 45,622,428         29,490,715
                                                                                          -------------      -------------
            Cash and cash equivalents at end of period                                    $  59,473,699      $  66,328,032
                                                                                          =============      =============

            Cash equivalents include amounts due from banks, short term interest-bearing deposits and federal funds sold

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            Cash paid for:
               Interest                                                                   $  10,893,796      $   9,047,813
               Income taxes                                                                     583,348          1,000,000
            Non-cash transactions:
               Additions to property from defaulted loans                                 $      70,000      $     115,000
               Loans to finance OREO property                                                      --              100,000

   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                         CCBT FINANCIAL COMPANIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Three Months ended March 31,

                                                    2000               1999
                                                ------------       ------------
                                                          (Unaudited)
COMMON STOCK
     Balance, beginning of the year             $ 22,652,660       $ 22,652,660
                                                ------------       ------------
     Balance, March 31                            22,652,660         22,652,660
                                                ------------       ------------

SURPLUS
     Balance, beginning of the year               13,903,294         13,903,294
                                                ------------       ------------
     Balance, March 31                            13,903,294         13,903,294
                                                ------------       ------------

UNDIVIDED PROFITS
     Balance, beginning of the year               58,181,480         46,704,129
        Net Income                                 4,101,049          3,048,858
        Dividends declared                        (1,377,287)        (1,268,549)
                                                ------------       ------------
     Balance, March 31                            60,905,242         48,484,438
                                                ------------       ------------

TREASURY STOCK
     Balance, beginning of the year               (7,399,628)              --
        Purchase of Treasury stock                      --           (1,583,750)
                                                ------------       ------------
     Balance, March 31                            (7,399,628)        (1,583,750)
                                                ------------       ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Balance, beginning of the year               (1,688,195)           282,317
        Net other comprehensive income               511,785            253,977
                                                ------------       ------------
     Balance, March 31                            (1,176,410)           536,294
                                                ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                      $ 88,885,158       $ 83,992,936
                                                ============       ============

See accompanying notes to the unaudited consolidated financial statements.

                                   CCBT FINANCIAL COMPANIES, INC.
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                For the Three Months ended March 31,

                                                                           2000            1999
                                                                        -----------     -----------
                                                                                  (Unaudited)
Net income                                                              $ 4,101,049     $ 3,048,858
                                                                        -----------     -----------
     Holding gains on securities available for sale                         893,162         491,292
     Reclassification of gains(losses) on securities held in income          21,092         (54,855)
                                                                        -----------     -----------
     Net unrealized gains                                                   914,254         436,437
     Related tax effect                                                    (402,469)       (182,460)
                                                                        -----------     -----------
Net other comprehensive income                                              511,785         253,977
                                                                        -----------     -----------
Comprehensive income                                                    $ 4,612,834     $ 3,302,835
                                                                        ===========     ===========

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                         CCBT Financial Companies, Inc.
                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2000 and 1999
Business

CCBT Financial Companies, Inc. ("Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name of CCBT Bancorp, Inc. at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, Bancorp became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for Bancorp common stock. During 1999, the Company's name was changed to CCBT Financial Companies, Inc. The Bank's charter was converted to that of a national bank effective September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank.

During 1999, the Company announced that it had entered into a purchase agreement with Fleet Bank to acquire two of Fleet's banking offices, in Falmouth and Wareham, Massachusetts. The Company also announced an agreement to acquire 51% of the stock of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts. Both acquisitions have received regulatory approval and are expected to be concluded by early summer.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the March 31, 1999 financial statements to conform to the 2000 presentation . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

General

This Form 10Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve remaining Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements.

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

CCBT Financial Companies, Inc. is a bank holding company. Its sole subsidiary, Cape Cod Bank and Trust Company N. A. , is a commercial bank with twenty-seven banking offices located in Barnstable County, Massachusetts. As such, its principal business activities are the acceptance of deposits from businesses and individuals and the making of loans. The Bank also has a sizable Trust
Department. The Bank's core market is comprised of retail, wholesale and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second home owners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (cont.)
---------------------

                                                   CCBT FINANCIAL COMPANIES, INC.
                                              NET INTEREST INCOME, NET INTEREST MARGIN
                                                      Quarters ended March 31,

                                                                  2000                                      1999
                                                     ---------------------------------      -------------------------------------
                                                                Interest     Average                      Interest     Average
                                                     Average     Income/      Yield/          Average      Income/       Yield/
                                                     Balance     Expense     Rate Paid        Balance      Expense     Rate Paid
                                                     -------     -------     ---------        -------      -------     ---------
Assets                                                                    (Dollar amounts in Thousands)
------
Securities
   Mortgage-backed securities                      $   32,013   $     650        8.12%      $   80,233   $     1,009      5.02%
   U.S. Government CMO's                              145,796       2,519        6.91%         152,736         1,540      4.03%
   U.S. Government agencies                            29,790         463        6.32%          22,066           286      5.18%
   Other CMO's                                         69,665       1,255        7.21%          66,058           850      5.14%
   State & municipal agencies                          19,700         208        5.58%          17,141           177      5.36%
   Other  securities                                  203,225       3,213        6.43%         175,330         2,464      5.62%
   Unrealized gains (losses)                           (2,924)          0                          181             0
                                                   ----------   ---------                   ----------   -----------
       Total securities                               497,265       8,308        6.79%         513,745         6,326      4.98%
                                                   ----------   ---------                   ----------   -----------

Loans
   Commercial                                          81,194       1,900        9.51%          72,894         1,637      8.98%
   Commercial construction                             22,954         511        8.96%          11,162           248      8.89%
   Residential construction                            46,305         711        6.07%          36,965           539      5.83%
   Commercial mortgages                               210,930       4,735        9.03%         205,530         4,596      8.95%
   Industrial revenue bonds                             1,125          24       11.93%           1,378            26     10.62%
   Residential mortgages                              298,302       5,046        6.77%         256,882         4,260      6.63%
   Home equity loans                                   24,878         570        9.21%          20,483           434      8.59%
   Consumer loans                                       8,596         219       10.22%          10,885           279     10.25%
   Overdrafts                                             450           0                          592             0
                                                   ----------   ---------                   ----------   -----------
       Total Loans                                    694,734      13,716        7.93%         616,771        12,019      7.80%
                                                   ----------   ---------                   ----------   -----------

                Total earning assets                1,191,999      22,024        7.46%       1,130,516        18,345      6.53%
                                                                ---------                                -----------

   Non - earning assets                                49,837                                   45,713
                                                   ----------                               ----------
                Total assets                       $1,241,836                               $1,176,229
                                                    ==========                               ==========

Liabilities & stockholders' equity
----------------------------------
Deposits
   NOW accounts                                    $  111,151         219        0.79%      $  108,845           221      0.82%
   Regular  savings                                   153,622       1,169        3.06%         158,456         1,125      2.88%
   Money Market accounts                              137,690       1,151        3.36%         139,575         1,058      3.07%
   Time certificates of deposit                       178,504       2,325        5.24%         151,871         1,866      4.98%
                                                   ----------   ---------                   ----------   -----------
        Total interest bearing deposits               580,967       4,864        3.37%         558,747         4,270      3.10%
                                                   ----------   ---------                   ----------   -----------

Borrowings
   Borrowings from the FHLB                           384,353       5,586        5.89%         365,599         4,835      5.36%
   Other short-term borrowings                         20,660         259        5.04%          15,340           143      3.79%
                                                   ----------   ---------                   ----------   -----------
        Total borrowings                              405,013       5,845        5.80%         380,939         4,978      5.30%
                                                   ----------   ---------                   ----------   -----------

                Total interest bearing liabilities    985,980      10,709        4.37%         939,686         9,248      3.99%
                                                                ---------                                 ----------

Demand deposits                                       161,576                                  146,980

Non-interest bearing liabilities                        8,175                                    5,211
Stockholders' equity                                   86,105                                   84,352
                                                   ----------                               ----------
                Total liabilities & equity         $1,241,836                               $1,176,229
                                                   ==========                               ==========


Net interest income/ spread                                     $  11,315        3.09%                   $     9,097      2.53%
                                                                =========                                ===========

Net interest margin (NII/Avg Earning Assets)                                     3.82%                                    3.22%


PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

                             CCBT FINANCIAL COMPANIES, INC.
                                 VOLUME/ RATE ANALYSIS
                   Three Months ended March 31, 2000 vs March 31, 1999


                                                        Changes in income/expense due to
                                                        Volume        Rate         Total
                                                        -------      -------      -------
                   EARNING ASSETS
   Securities
      Mortgage-backed securities                        $  (269)     $   (90)     $  (359)
      U.S. Government CMOs                                  (32)       1,011          979
      U.S. Government agencies                               38          139          177
      Other CMOs                                             19          386          405
      State & municipal agencies                             12           19           31
      Other  securities                                     143          606          749
       Unrealized gains (losses)                             --           --           --
                                                        -------      -------      -------
          Total securities                                  (89)       2,071        1,982
                                                        -------      -------      -------

   Loans
      Commercial                                             65          197          262
      Commercial construction                                89          174          263
      Residential construction                               47          125          172
      Commercial mortgages                                   41           97          138
      Industrial revenue bonds                               (2)           0           (2)
      Residential mortgages                                 236          550          786
      Home equity loans                                      33          103          136
      Consumer loans                                        (20)         (40)         (60)
      Overdrafts                                             --           --           --
                                                        -------      -------      -------
          Total loans                                       489        1,206        1,695
                                                        -------      -------      -------

               Total earning assets                     $   400      $ 3,277      $ 3,677
                                                        -------      -------      -------

            INTEREST BEARING LIABILITIES

   Deposits
      NOW accounts                                      $     2      $    (4)     $    (2)
      Regular  savings                                      (12)          57           45
      Money Market accounts                                  (5)          98           93
      Time certificates of deposit                          115          344          459
                                                        -------      -------      -------
           Total interest bearing deposits                  100          495          595
                                                        -------      -------      -------
   Borrowings
      FHLB                                                   90          661          751
      Other short-term borrowings                            20           96          116
                                                        -------      -------      -------
           Total borrowings                                 110          757          867
                                                        -------      -------      -------

               Total interest bearing liabilities       $   210      $ 1,252      $ 1,462
                                                        -------      -------      -------

   Net changes due to volume/rate                       $   190      $ 2,025      $ 2,215
                                                        =======      =======      =======

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

Sources of funds

As shown in the table on the previous page, average interest bearing deposits outstanding increased 4.0% when comparing the first quarter 2000 with the first quarter 1999. The cost of those funds was somewhat greater in the 2000 period as management increased deposit rates in conjunction with recent increases in market rates. Average borrowed funds increased 6.3% in the 2000 period in order to fund increased loan outstandings. Rates on these borrowed funds were also somewhat higher in the 2000 period when compared to 1999, again reflecting the recent general rise in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 8.2% higher in the 2000 period under discussion when compared to 1999, led by demand deposit growth of $14.6 million, nearly 10%. In total, average total funds sources increased $65.6 million or 5.6%, while the average cost of interest bearing funds increased from 3.99% to 4.37%.

Uses of funds

When compared to the first three months of 1999, average earning assets were higher in 2000 by 5.4% and represented 96% of average total assets in each period. Loan growth of nearly $78 million or 12.6% was spearheaded by residential construction and mortgage lending, up nearly $51 million or 17.3% in a very active local market during 1999, along with increased commercial lending, up $25 million or 8.8%. The $16 million investment portfolio reduction partially offsets this loan growth . Consistent with higher market rates generally, and particularly in the investment portfolio where significant reductions of mortgage refinancings increased earnings on all mortgage related securities , the average yield on earning assets rose to 7.46% for the three months ended March 31, 2000 from the 6.53% reported for the comparable period in 1999.

Net interest income

Net interest income was $11.3 million for the three months ended March 31, 2000 as compared to $9.1 million for the same period in 1999, up 24.4%. The spread and net interest margin ratios were 3.09% and 3.82%, respectively, for the three months ended March 31, 2000 as compared to 2.53% and 3.22%, respectively, for the comparable 1999 period. Generally higher rates and reduced mortgage repayment speeds improved asset yields while deposit rates have not risen as quickly.

Provision for possible loan losses

No provisions were made to the reserve for possible loan losses in the quarters ended March 31, 2000 or 1999. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

Non-interest income totaled $3.6 million for the three months ended March 31, 2000, up 4.8% compared to the $3.4 million earned during the same period in 1999. Financial advisor fees and deposit activity fees were the primary contributors to this increase. While higher market rates reduced opportunities for gains on sales of mortgage loans, slower housing turnover reduced the amortization of servicing rights acquired in conjunction with prior sales.

Non-interest expenses

During the first quarter of 2000, non-interest expenses totaled $8.7 million, greater than the $7.5 million expended during the comparable period last year by $1.2 million or 16.1%. Salaries expense rose $179 thousand or 6.0%. Lower numbers and dollar levels of residential mortgage originations thus far in 2000 have combined to account for nearly two-thirds of this increase. Benefits expenses rose significantly as well in the first quarter of 2000, in part because increased profitability warranted a greater current provision for possible performance-based compensation awards at year end. The $418 thousand variance in "All other expenses" includes a one-time writeoff of $183 thousand remaining organization expenses of the Company, a one-time $120 thousand charge off related to the merchant credit card portfolio and an increased commitment to staff training and education. Other categories of non-interest expense were generally in line with management expectations.

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

Income taxes

Applicable State and Federal income tax expense of $2.1 million for the quarter ended March 31, 2000 was 6.3% greater than the $2.0 million recorded for the same quarter in 1999, a reflection of higher pretax net income mitigated by tax advantages derived from the Bank's real estate investment trust subsidiary. The combined effective State and Federal tax rate was 34.0% of pretax net income for the quarter just completed, and was 39.5% of pretax net income for the 1999 first quarter.

Net income

Consolidated net income was $4,101,049 representing earnings per share of $0.48 for the three months ended March 31, 2000 as compared to $3,048,858 or $0.34 per share for the comparable three months ended March 31, 1999. Annualized returns on average assets and average equity were 1.32% and 19.31%, respectively, for the three months ended March 31, 2000 as compared to 1.04% and 14.46%, respectively, for the three months ended March 31, 1999.

COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS, LIABILITIES AND CAPITAL

The Company had $1.26 billion consolidated total assets, $757.1 million deposits and $88.9 million stockholders' equity at March 31, 2000. Its capital to assets ratio was 7.05%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1999, gross loans increased $40.8 million or 6.0%, deposits decreased $8.9 million or 1.2% and borrowed funds increased $35.0 million or 9.5%.

INVESTMENT   SECURITIES  The  adjusted  cost  and  estimated  market  values  of investment securities which the Company considers to be available for sale at March 31, 2000 and December 31, 1999 were as follows:

                                                                March 31, 2000
                                                                (in thousands)
                                             -------------------------------------------------
                                                            Gross        Gross       Estimated
                                             Amortized    Unrealized   Unrealized      Market
                                               Cost         Gains        Losses        Value
                                              --------     --------     --------     --------
U. S. Government agency CMOs                  $169,964     $  2,169     $  3,551     $168,582
Other U. S. Government agencies                 27,896          200          371       27,725
Other collateralized mortgage obligations       64,212          349          504       64,057
State and municipal obligations                 20,556         --           --         20,556
Other debt securities                          160,905          506          526      160,885
                                              --------     --------     --------     --------
               Totals                         $443,533     $  3,224     $  4,952     $441,805
                                              ========     ========     ========     ========


                                                              December 31, 1999
                                                                (in thousands)
                                             -------------------------------------------------
                                                            Gross        Gross       Estimated
                                             Amortized    Unrealized   Unrealized      Market
                                               Cost         Gains        Losses        Value
                                              --------     --------     --------     --------
U. S. Government agency CMOs                  $176,935     $  2,234     $  4,444     $174,725
Other U. S. Government agencies                 16,819            3          266       16,556
Other collateralized mortgage obligations       79,425          535          677       79,283
State and municipal obligations                 20,596         --           --         20,596
Other debt securities                          172,542          429          752      172,219
                                              --------     --------     --------     --------
               Totals                         $466,317     $  3,201     $  6,139     $463,379
                                              ========     ========     ========     ========

                                       11

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

Investment securities available for sale decreased $21.6 million, from $463.4 million at December 31, 1999 to $441.8 million at March 31, 2000 to provide funding of first quarter loan growth as shown in the table below.
Net losses from security sales were $21 thousand during the quarter ended March 31, 2000 compared to net gains of $55 thousand during the same period in 1999.

LOANS

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                                    March 31,      December 31,
                                                      2000            1999
                                                   ---------        ---------
                                                        (in thousands)
  Mortgage loans on real estate:
       Residential                                 $ 305,072       $ 290,722
       Commercial                                    216,128         203,987
       Construction                                   72,226          68,809
       Equity lines of credit                         26,630          23,036
                                                   ---------       ---------
                                                     620,056         586,554
                                                   ---------       ---------
  Other loans
       Commercial                                     85,104          77,776
       Industrial revenue bonds                        1,146           1,137
       Consumer                                        9,214           9,275
                                                   ---------       ---------
                                                      95,464          88,188
                                                   ---------       ---------
                     Total loans                     715,520         674,742
             Less: Allowance for loan losses         (11,286)        (11,158)
                                                   ---------       ---------
  Loans, net                                       $ 704,234       $ 663,584
                                                   =========       =========

  Loans held for sale                              $     195       $     200
                                                   =========       =========

As shown in the table above, total loans increased $40.8 million or 6.0% to $715.5 million at March 31, 2000 as compared to December 31, 1999, with balanced growth between commercial/commercial real estate and residential mortgage loans, up $19.5 and $17.9 million, respectively. New residential mortgage originations of $3.6 million fixed rate and $51.0 million adjustable rate were achieved in the first quarter 2000. During the same period, the Company sold $3.6 million residential mortgages, producing net gains of $23 thousand.

Non performing assets and loan loss experience

As shown in the table on the next page, non-performing assets were $2.6 million or .20% of total assets at March 31, 2000 compared to $3.3 million or .27% of total assets at December 31, 1999. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

                                                            March 31,         December 31
                                                               2000               1999
                                                              ------             ------
                                                                     (in thousands)
Nonaccrual loans                                              $1,013             $1,777
Loans past due 90 days or more and still accruing               --                 --
Property from defaulted loans                                  1,570              1,500
                                                              ------             ------
           Total non-performing assets                        $2,583             $3,277
                                                              ======             ======

Restructured troubled debt performing in accordance
with amended terms, not included above                        $  620             $  626
                                                              ======             ======

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                     Three months ended March 31,
                                                         2000            1999
                                                       ---------      --------
                                                            (in thousands)
     Balance at the beginning of the period            $  11,158      $ 11,108
     Provisions                                               --            --
     Recoveries                                              155           112
                                                        --------      --------
                                                          11,313        11,220
     Less: Charge-offs                                       (27)          (76)
                                                        --------      --------
     Balance at the end of the period                   $ 11,286      $ 11,144
                                                        ========      ========

Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.58% of total loans at March 31, 2000, 1.65% at December 31, 1999, and 1.86% at March 31, 1999. Management considers the reserve to be adequate at March 31, 2000, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

The Company had outstanding commitments to originate new residential and commercial mortgages of $45.4 million at March 31, 2000 and $57.0 million at December 31, 1999 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds at March 31, 2000 are shown below.

                     Additional Unadvanced Loan Commitments

                                                    March 31,       December 31,
                                                       2000             1999
                                                     --------         --------
                                                            (in thousands)
Commercial loans
     Dealer floor plan                               $  7,299           $  8,067
     Lines of credit                                   52,429             54,735
     Other                                              1,606              1,781
Commercial mortgages
     Construction                                      17,034             20,197
     Other                                              1,539                613
Residential mortgages
     Home equity                                       36,436             34,734
Consumer loans
     Lines of credit                                    2,089              2,023
                                                     --------           --------
          Total                                      $118,432           $122,150
                                                     ========           ========

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

DEPOSITS

The following table is a summary of deposits outstanding as of the dates indicated:

                                                       March 31,       December 31,
                                                         2000             1999
                                                       --------         --------
                                                               (in thousands)
Demand deposits                                        $168,423         $167,624
NOW accounts                                            115,319          120,307
Other savings deposits                                  150,589          158,142
Money market accounts                                   143,373          138,287
Certificates of deposit > $100,000                       59,276           60,666
Other time deposits                                     120,142          121,038
                                                       --------         --------
Total deposits                                         $757,122         $766,064
                                                       ========         ========

Reflecting somewhat the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 15 herein, total deposits at March 31, 2000 are $8.9 million or 1.2% lower than total deposits at December 31, 1999. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

BORROWED FUNDS

Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At March 31, 2000, borrowed funds totaled $402.3 million, up 9.5% or $35.0 million compared to borrowed funds at December 31, 1999. This increase offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.05% at March 31, 2000 compared to 6.96% at December 31, 1999.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of March 31, 2000.

PART I  FINANCIAL INFORMATION
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (cont.)
----------------------

                                              Minimum                       March 31, 2000
                                             Regulatory               --------------------------
                                             Guidelines               Company              Bank
                                             ----------               -------              ----
 Tier 1 leverage capital                        3.00%                   7.24%              6.72%

 Tier 1 capital to risk-weighted assets         4.00%                  10.14%              9.44%

 Total capital to risk-weighted assets          8.00%                  11.38%             10.69%

The Company's book value at March 31, 2000 was $10.33 per share compared to $9.95 per share at December 31, 1999.

LIQUIDITY

The Bank normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale. Alternately, the Bank can borrow funds using investment securities as collateral. The Bank has an available line of credit of $5.0 million from the Federal Home Loan Bank of Boston, has established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve Bank if necessary.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations (cont.)
---------------------

COMPUTER PROCESSING IN THE YEAR 2000

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Act of 1998.

Much computer software has been written which allows or allowed the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99", clearly recognizable as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could have created problems at the turn of the century because "01/01/00" could have been interpreted to mean January 1, 1900 rather than January 1, 2000. If such circumstances are not identified and corrected in advance, they could have caused system failure or erroneous calculations of such items as interest income or expense. This could potentially have had a significant impact on the Bank's ability to do business.

For the Bank's internal computer processing, it was determined to be necessary to replace some of its computers and to acquire more recent versions of certain software. $800,000 was spent for this purpose in 1998 and an additional $540,000 was spent in 1999. These costs have been capitalized and are being depreciated over the useful lives of the items purchased.

The Bank relies on outside vendors for much of its critical data processing. Prior to December 31, 1999, these vendors assured the Bank that they were Year 2000 compliant. The Bank's testing confirmed this on those systems that were considered to be critical or of high risk. Contingency plans for processing of daily work in the event of failure of any of these systems were in place on December 31, 1999.

As a result of these efforts and assurances, the Company has not experienced computer failures of any kind affecting either internal or subcontracted computer processing as of March 31, 2000.

The Bank is also dependent on other providers in the conduct of its business, most notably for electrical power and telecommunications. If these providers experience Year 2000 problems, disruption of service, especially if prolonged, could seriously affect the Bank's ability to conduct business as usual. The Company has not experienced any disruption of service from these providers.

Certain of the Bank's customers may also have been subject to Year 2000 problems which may have impacted their ability to do business. Among other repercussions, this could have reduced their ability to make loan payments to the Bank. To the Company's knowledge, no customers have been seriously affected by Year 2000 problems.

Other customers may withdraw funds from the Bank in anticipation of possible Year 2000 disruptions. The Bank has traditionally maintained a substantial liquidity position in the normal course of doing business, and expects to continue to maintain a liquid investment portfolio to meet any unusual deposit outflows.

Although the Company has not experienced any Year 2000 related problems, some additional dates remain which might disrupt its normal business operations.
These are listed below. Until these dates, and others yet unidentified are successfully passed, and until any Year 2000 issues that might arise are corrected, the Company's Year 2000 readiness and contingency plans will remain in effect.

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

PART I  FINANCIAL INFORMATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report").

For quantitative information about market risk, see Item 7A of Part II of the Company's 1999 Annual Report.

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2000 from those presented in the Company's 1999 Annual Report.

PART II  OTHER INFORMATION
ITEM 1.  Legal proceedings
--------------------------

               There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business.

ITEM 2.  Changes in securities and use of proceeds
--------------------------------------------------

               Not applicable

ITEM 3.  Defaults upon senior securities
----------------------------------------

               Not applicable

ITEM 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

               Not applicable

ITEM 5.  Other information
--------------------------

               Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                   (a) Exhibits

                      Exhibit            Description
                         27        Financial data schedule

                   (b) Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):  CCBT Financial Companies, Inc.

Date:  May 8, 2000


               /s/STEPHEN B. LAWSON
               --------------------
               STEPHEN B. LAWSON,
               President and Chief Executive Officer


               /s/NOAL D. REID
               ---------------
               NOAL D. REID,
               Chief Financial Officer and Treasurer


                                  EXHIBIT INDEX

                      Exhibit               Description
                        27             Financial data schedule