Form 10-Q
period 2000-06-30
CCBT FINANCIAL COMPANIES INC
filed 2000-08-11
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2000


                          Commission File No. 000-25381


                         CCBT FINANCIAL COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)



         Massachusetts                              04-3437708
    ----------------------                -----------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


     495 Station Avenue, South Yarmouth, Massachusetts          02664
     -------------------------------------------------        ---------
          (Address of principal executive office)             (Zip Code)


(Registrant's telephone #, incl. area code):  508-394-1300
                                              ------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) : Yes [X] No and (2) : Yes [X] No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,608,048 shares of common stock outstanding as of June 30, 2000.

                                TABLE OF CONTENTS


Section            Description                                                                 Page No.
-------            -----------                                                                 --------

PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition                                 1
                            June 30, 2000 (Unaudited) and December 31, 1999

                   Consolidated Statements of Income (Unaudited)                                  2
                            Three and Six Months Ended June 30, 2000 and 1999

                   Consolidated Statements of Cash Flows (Unaudited)                              3
                            Six Months Ended June 30, 2000 and 1999

                   Consolidated Statements of Changes in Stockholders' Equity (Unaudited)         4
                            Six Months Ended June 30, 2000 and 1999

                   Consolidated Statements of Comprehensive Income (Unaudited)                    4
                            Six Months Ended June 30, 2000 and 1999

                   Notes to Consolidated Financial Statements                                     5

         Item 2.   Management's Discussion and Analysis of Financial Condition                  5-21
                            and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     22

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                                              22

         Item 2.   Changes in Securities and Use of Proceeds                                      22

         Item 3.   Defaults upon Senior Securities                                                22

         Item 4.   Submission of Matters to a Vote of Security Holders                            22

         Item 5.   Other Information                                                              22

         Item 6.   Exhibits and Reports on Form 8-K                                               22

                   SIGNATURES                                                                     23

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements


                         CCBT FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 June 30,               December 31,
                                                                                   2000                     1999
                                                                            -------------------      -------------------
                               ASSETS                                           (Unaudited)

Cash and due from banks                                                        $    42,330,849          $    43,415,100
Short term interest-bearing deposits                                                   551,715                2,207,328
Securities available for sale, at fair value                                       422,478,428              463,379,414
Federal Home Loan Bank stock, at cost                                               22,125,400               22,125,400
Federal Reserve Bank of Boston stock, at cost                                        1,096,700                1,096,700
Loans, net of reserve for loan losses                                              744,763,873              663,584,422
Loans held for sale                                                                        ---                  200,000
Premises and equipment                                                              16,508,094               12,396,729
Deferred tax assets                                                                  4,892,278                4,657,933
Accrued interest receivable on securities                                            2,964,302                2,850,366
Principal and interest receivable on loans                                           3,848,913                3,156,914
Intangibles                                                                         10,807,261                      ---
Other assets                                                                        12,105,264               12,044,040
                                                                            -------------------      -------------------
          Total assets                                                         $ 1,284,473,077          $ 1,231,114,346
                                                                            ===================      ===================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $   902,723,037          $   766,063,617
Borrowings from the Federal Home Loan Bank                                         254,315,005              347,962,999
Other short-term borrowings                                                         25,031,105               19,345,885
Current taxes payable                                                                1,476,211                1,721,187
Interest payable on deposits and borrowings                                          2,372,546                3,061,932
Post retirement benefits payable                                                     2,685,036                2,501,480
Employee profit sharing retirement and bonuses payable                               1,338,152                2,396,542
Other liabilities                                                                    3,075,732                2,411,093
                                                                            -------------------      -------------------
          Total liabilities                                                      1,193,016,824            1,145,464,735
                                                                            -------------------      -------------------
Minority interest                                                                      168,442                      ---
                                                                            -------------------      -------------------

Stockholders' equity
      Common stock, $2.50 par value
          Authorized: 12,000,000 shares

          Issued: 9,061,064 shares in 2000 and 1999                                 22,652,660               22,652,660
      Surplus                                                                       13,903,294               13,903,294
      Undivided profits                                                             63,876,972               58,181,480
      Treasury stock, at cost (453,016 shares)                                      (7,399,628)              (7,399,628)
      Accumulated other comprehensive income                                        (1,745,487)              (1,688,195)
                                                                            -------------------      -------------------
          Total stockholders' equity                                                91,287,811               85,649,611
                                                                            -------------------      -------------------
          Total liabilities and stockholders' equity                           $ 1,284,473,077          $ 1,231,114,346
                                                                            ===================      ===================

   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           Three Months ended June 30,
                                                                                       2000                       1999
                                                                                  ----------------           ----------------
                                                                                                  (Unaudited)

      INTEREST INCOME:
      Interest and fees on loans                                                    $  14,718,174              $  11,996,758
      Interest on short term interest-bearing deposits                                    229,134                    260,388
      Taxable interest income on securities                                             6,869,437                  6,315,107
      Tax-exempt interest income on securities                                            218,504                    200,124
      Dividends on securities                                                             484,084                    403,964
                                                                                  ----------------           ----------------

              Total interest income                                                    22,519,333                 19,176,341
                                                                                  ----------------           ----------------

      INTEREST EXPENSE:
      Interest on deposits                                                              5,401,427                  4,272,932
      Interest on borrowings from the Federal Home Loan Bank                            5,344,440                  4,909,866
      Interest on other short-term borrowings                                             331,321                    174,662
                                                                                  ----------------           ----------------
               Total interest expense                                                  11,077,188                  9,357,460
                                                                                  ----------------           ----------------
                       Net interest income                                             11,442,145                  9,818,881
      Provision for loan losses                                                               ---                        ---
                                                                                  ----------------           ----------------

                       Net interest income after provision for loan losses             11,442,145                  9,818,881
                                                                                  ----------------           ----------------

      NON-INTEREST INCOME:
      Financial advisor fees                                                            1,829,900                  1,584,124
      Deposit account service charges                                                     485,407                    529,907
      Branch banking fees                                                                 766,538                    808,685
      Electronic banking fees                                                             610,350                    305,778
      Loan servicing and other loan fees                                                  130,318                     43,232
      Brokerage fees and commissions                                                      250,096                    284,459
      Net gain on sale of securities                                                       49,394                      4,249
      Net gain on sale of loans                                                             4,597                    120,738
      Insurance commissions                                                               194,592                        ---
      Other income                                                                        128,040                     86,546
                                                                                  ----------------           ----------------
                       Total non-interest income                                        4,449,232                  3,767,718
                                                                                  ----------------           ----------------

      NON-INTEREST EXPENSE:
      Salaries                                                                          3,529,577                  3,050,320
      Employee benefits                                                                 1,436,467                  1,193,726
      Building and equipment                                                            1,170,409                  1,086,786
      Data processing                                                                     752,252                    747,987
      Accounting and legal fees                                                           258,454                    250,033
      Other outside services                                                              565,146                    507,472
      Delivery and communication                                                          415,051                    323,601
      Directors' fees                                                                      88,250                     75,500
      Marketing and advertising                                                           320,441                    268,481
      Printing and supplies                                                               227,036                    172,216
      Insurance                                                                            92,423                     62,172
      Expenses from defaulted loans                                                           958                     13,908
      All other expenses                                                                  412,833                    282,116
                                                                                  ----------------           ----------------
                       Total operating  expense                                         9,269,297                  8,034,318
                                                                                  ----------------           ----------------

      Minority interest                                                                   (10,496)                       ---
                                                                                  ----------------           ----------------
      Net income before taxes                                                           6,632,576                  5,552,281
      Applicable income taxes                                                           2,279,237                  1,842,679
                                                                                  ----------------           ----------------
       Net income                                                                   $   4,353,339              $   3,709,602
                                                                                  ================           ================

      Average shares outstanding                                                        8,608,048                  8,941,188

      Basic earnings per share                                                              $0.50                      $0.41
      Diluted earnings per share                                                            $0.50                      $0.41
      Cash dividends declared                                                               $0.16                      $0.14


                                                                                     Six Months ended June 30,
                                                                                   2000                  1999
                                                                              ---------------       ----------------
                                                                                             (Unaudited)


      INTEREST INCOME
      Interest and fees on loans                                                $ 28,433,790           $ 24,015,873
      Interest on short term interest-bearing deposits                               302,950                435,674
      Taxable interest income on securities                                       14,533,832             11,932,134
      Tax-exempt interest income on securities                                       426,462                364,556
      Dividends on securities                                                        846,922                773,364
                                                                              ---------------       ----------------

              Total interest income                                               44,543,956             37,521,601
                                                                              ---------------       ----------------

      INTEREST EXPENSE:
      Interest on deposits                                                        10,265,350              8,542,649
      Interest on borrowings from the Federal Home Loan Bank                      10,930,592              9,744,826
      Interest on other short-term borrowings                                        590,446                318,066
                                                                              ---------------       ----------------
               Total interest expense                                             21,786,388             18,605,541
                                                                              ---------------       ----------------
                       Net interest income                                        22,757,568             18,916,060
      Provision for loan losses                                                          ---                    ---
                                                                              ---------------       ----------------

                       Net interest income after provision for loan losses        22,757,568             18,916,060
                                                                              ---------------       ----------------

      NON-INTEREST INCOME:
      Financial advisor fees                                                       3,337,495              2,909,114
      Deposit account service charges                                                973,586                976,288
      Branch banking fees                                                          1,480,610              1,521,102
      Electronic banking fees                                                        998,852                669,195
      Loan servicing and other loan fees                                             185,903                 47,307
      Brokerage fees and commissions                                                 533,641                525,109
      Net gain on sale of securities                                                  28,302                 59,104
      Net gain on sale of loans                                                       27,654                294,177
      Insurance commissions                                                          194,592                    ---
      Other income                                                                   268,946                183,262
                                                                              ---------------       ----------------
                       Total non-interest income                                   8,029,581              7,184,658
                                                                              ---------------       ----------------

      NON-INTEREST EXPENSE:
      Salaries                                                                     6,686,895              6,028,824
      Employee benefits                                                            2,985,521              2,343,267
      Building and equipment                                                       2,288,379              2,106,715
      Data processing                                                              1,441,873              1,491,373
      Accounting and legal fees                                                      461,684                392,957
      Other outside services                                                       1,037,744                936,483
      Delivery and communication                                                     743,726                637,289
      Directors' fees                                                                175,750                151,000
      Marketing and advertising                                                      524,304                425,128
      Printing and supplies                                                          393,207                369,007
      Insurance                                                                      188,243                135,591
      Expenses from defaulted loans                                                   14,204                 32,587
      All other expenses                                                           1,010,401                461,723
                                                                              ---------------       ----------------
                       Total operating  expense                                   17,951,931             15,511,944
                                                                              ---------------       ----------------

      Minority interest                                                              (10,496)                   ---
                                                                              ---------------       ----------------
      Net income before taxes                                                     12,845,714             10,588,774
      Applicable income taxes                                                      4,391,326              3,830,314
                                                                              ---------------       ----------------
       Net income                                                               $  8,454,388           $  6,758,460
                                                                              ===============       ================

      Average shares outstanding                                                   8,608,048              8,992,941

      Basic earnings per share                                                         $0.98                  $0.75
      Diluted earnings per share                                                       $0.98                  $0.75
      Cash dividends declared                                                          $0.32                  $0.28

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                          CCBT FINANCIAL COMPANIES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months ended June 30,

                                                                                           2000                        1999
                                                                                    ------------------          -----------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                                            (Unaudited)

        Net income                                                                     $   8,454,388              $   6,758,460
        Adjustments to reconcile net income to net cash flow
          provided by operating activities:
            Provision for loan losses                                                            ---                        ---
            Depreciation and amortization                                                  1,099,517                  1,025,535
            Net amortization of securities                                                13,645,606                  2,252,725
            Amortization of deferred loan fees                                              (235,135)                    50,690
            Net gain on sale of investment securities                                        (28,302)                   (59,104)
            (Prepaid) deferred income taxes                                                 (479,321)                   762,875
            Net gain on sale of loans                                                        (27,654)                  (294,172)
        Net change in:
            Loans held for sale                                                              200,000                  1,942,480
            Accrued interest receivable                                                     (805,935)                   615,898
            Accrued expenses and other liabilities                                          (899,581)                 3,820,319
            Other, net                                                                    (7,118,894)                 6,425,045
                                                                                   ------------------          -----------------
        Net cash provided by operating activities                                         13,804,689                 23,300,751
                                                                                   ------------------          -----------------

    CASH USED BY INVESTING ACTIVITIES
            Net increase in loans                                                        (87,675,346)               (77,824,051)
            Proceeds from sale of loans                                                    6,453,313                 63,701,791
            Sales of property from defaulted loans                                            70,000                    115,000
            Maturities of securities                                                     114,130,910                242,784,124
            Purchase of available for sale securities                                   (147,307,413)              (313,766,711)
            Sales of available for sale securities                                        57,060,977                 34,137,508
            Purchase of premises and equipment                                            (5,214,744)                  (963,663)
                                                                                   ------------------          -----------------
        Net cash used by investing activities                                            (62,482,303)               (51,816,002)
                                                                                   ------------------          -----------------

    CASH PROVIDED BY FINANCING ACTIVITIES
            Net increase in deposits                                                     136,659,420                 12,117,870
            Net (decrease) increase in borrowings from the Federal
              Home Loan Bank                                                             (93,647,994)                26,546,467
            Net increase in other short-term borrowings                                    5,685,220                  4,897,017
            Purchase of CCBT Financial Companies, Inc.
              common stock in open market                                                        ---                 (2,454,912)
            Cash dividends paid on common stock                                           (2,758,896)                (2,522,607)
                                                                                   ------------------          -----------------
        Net cash provided by financing activities                                         45,937,750                 38,583,835
                                                                                   ------------------          -----------------
        Net (decrease) increase in cash and cash equivalents                              (2,739,864)                10,068,584
        Cash and cash equivalents at beginning of period                                  45,622,428                 29,490,715
                                                                                   ------------------          -----------------
        Cash and cash equivalents at end of period                                     $  42,882,564              $  39,559,299
                                                                                   ==================          =================

        Cash equivalents include amounts due from banks, short term interest-bearing deposits and federal funds sold.

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid for:
            Interest                                                                   $  22,475,774              $  18,590,203
            Income taxes                                                                   4,467,843                  3,400,000
        Non-cash transactions:
            Additions to property from defaulted loans                                 $      70,000              $     115,000
            Loans to finance OREO property                                                       ---                    100,000

    See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)

                        CCBT FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        For the Six Months ended June 30,

                                                                               2000               1999
                                                                          --------------     --------------
                                                                                     (Unaudited)

Net income                                                                  $ 8,454,388        $ 6,758,460
                                                                            ------------       ------------
   Unrealized holding (losses) gains on securities available for sale           (31,096)         1,073,040
   Reclassification of (gains) on securities held in income                     (28,302)           (59,104)
                                                                            ------------       ------------
   Net unrealized (losses) gains                                                (59,398)         1,013,936
   Related tax effect                                                             2,106           (396,718)
                                                                            ------------       ------------
Net other comprehensive (loss) income                                           (57,292)           617,218
                                                                            ------------       ------------
Comprehensive income                                                        $ 8,397,096        $ 7,375,678
                                                                            ============       ============

See accompanying notes to the unaudited consolidated financial statements.




                         CCBT FINANCIAL COMPANIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Six Months ended June 30,


                                                                  2000                   1999
                                                            ------------------     -----------------
                                                                           (Unaudited)

COMMON STOCK
      Balance, beginning of the year                           $   22,652,660        $   22,652,660
                                                            ------------------     -----------------
      Balance, June 30                                             22,652,660            22,652,660
                                                            ------------------     -----------------

SURPLUS
      Balance, beginning of the year                               13,903,294            13,903,294
                                                            ------------------     -----------------
      Balance, June 30                                             13,903,294            13,903,294
                                                            ------------------     -----------------

UNDIVIDED PROFITS
      Balance, beginning of the year                               58,181,480            46,704,129
         Net Income                                                 8,454,388             6,758,460
         Dividends declared                                        (2,758,896)           (2,522,607)
                                                            ------------------     -----------------
      Balance, June 30                                             63,876,972            50,939,982
                                                            ------------------     -----------------

TREASURY STOCK
      Balance, beginning of the year                               (7,399,628)                  ---
         Purchase of Treasury stock                                       ---            (2,454,913)
                                                            ------------------     -----------------
      Balance, June 30                                             (7,399,628)           (2,454,913)
                                                            ------------------     -----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
      Balance, beginning of the year                               (1,688,195)              282,317
         Net other comprehensive (loss) income                        (57,292)              617,218
                                                            ------------------     -----------------
      Balance, June 30                                             (1,745,487)              899,535
                                                            ------------------     -----------------
TOTAL STOCKHOLDERS' EQUITY                                     $   91,287,811        $   85,940,558
                                                            ==================     =================

See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six months ended June 30, 2000 and 1999

Note 1.  Basis of Presentation

Business

CCBT Financial Companies, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name of CCBT Bancorp, Inc. (the "Bancorp") at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, Bancorp became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for Bancorp common stock. During 1999, the Company's name was changed to CCBT Financial Companies, Inc. The Bank's charter was converted to that of a national bank effective September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the June 30, 1999 financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Minority Interest

During the second quarter of 2000, the Bank concluded its purchase of 51% of the firm of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts. The minority interest amounts shown in the Company's consolidated balance sheet and income statements represent the interest of the minority shareholder in that company.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that the Company's principal activity is

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ownership of the Bank, for ease of reference, the term "Company" in this item generally will refer to the investments and activities of the Company and the Bank except where otherwise noted.

In addition to the acquisition of 51% of the Murray & MacDonald Insurance Services, Inc. Insurance agency, the Company also completed its acquisition of branches of Fleet Bank, in Wareham and Falmouth, Massachusetts during the second quarter of 2000. These branches have added approximately $55 million deposits, at a 15.5% premium, to the Bank at June 30, 2000. This premium will be amortized based upon the Company's evaluation of the estimated lives of the core deposits acquired.

CCBT Financial Companies, Inc. is a bank holding company. Its sole subsidiary, Cape Cod Bank and Trust Company, N. A., is a commercial bank with twenty-eight banking offices and 32 ATMs located in Barnstable and Plymouth Counties in Massachusetts as well as around the clock telephone and computer banking. As such, its principal business activities are the acceptance of deposits from businesses and individuals and the making of loans. The Bank also has a sizable trust department. The Bank's core market is comprised of retail, wholesale and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second home owners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.




              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                AVERAGE BALANCE SHEET, INTEREST RATES and SPREAD
                           Three months ended June 30,


                                                                            2000
                                                     ---------------------------------------------------
                                                          Ave.                                Ave.
                                                         Y-T-D              Y-T-D             Y-T-D
                                                        Balance            Interest           Yield

                                                     ---------------     -------------    --------------
                                                                (Dollar amounts in thousands)
Assets

Securities
   Mortgage-backed securities                           $    30,391         $     570          7.51%
   U.S. Government CMOs                                     134,366             2,477          7.37%
   U.S. Government agencies                                  27,831               453          6.61%
   Other CMOs                                                50,161               768          6.13%
   State & municipal agencies                                20,594               226          5.81%
   Other  securities                                        198,993             3,308          6.76%
   Unrealized (losses) gains                                (1,720)              ---
                                                     ---------------     -------------
       Total securities                                     460,616             7,802          6.90%
                                                     ---------------     -------------

Loans
   Commercial                                                85,155             2,058          9.56%
   Commercial construction                                   27,271               652          9.56%
   Residential construction                                  53,077               832          6.27%
   Commercial mortgages                                     216,547             4,930          9.11%
   Industrial revenue bonds                                   1,046                24         13.26%
   Residential mortgages                                    309,963             5,319          6.86%
   Home equity                                               28,555               689          9.64%
   Consumer loans                                             8,675               214          9.86%
   Overdrafts                                                   318               ---
                                                     ---------------     -------------
       Total Loans                                          730,607            14,718          8.05%
                                                     ---------------     -------------

          Total earning assets                            1,191,223            22,520          7.61%
                                                                         -------------

   Non - earning assets                                      56,729
                                                     ---------------
          Total assets                                  $ 1,247,952
                                                     ===============

Liabilities & stockholders' equity

Deposits
   NOW accounts                                         $   119,999               217          0.72%
   Regular  savings                                         146,989             1,135          3.10%
   Money Market accounts                                    142,975             1,315          3.69%
   Time certificates of deposit                             193,771             2,735          5.66%
                                                     ---------------     -------------
        Total interest bearing deposits                     603,734             5,402          3.59%
                                                     ---------------     -------------

Borrowings
   FHLB                                                     347,059             5,344          6.19%
   Other short-term borrowings                               24,315               331          5.48%
                                                     ---------------     -------------
        Total borrowings                                    371,374             5,675          6.14%
                                                     ---------------     -------------

          Total interest bearing liabilities                975,108            11,077          4.56%
                                                                         -------------

Demand deposits                                             177,335
Non-interest bearing liabilities                              7,792
Stockholders' equity                                         87,717
                                                     ---------------
          Total liabilities & equity                    $ 1,247,952
                                                     ===============


Net interest income/spread                                                  $  11,443          3.05%
                                                                         =============

Net interest margin (NII/Avg Earning Assets)                                                   3.86%


                                                                              1999
                                                     -----------------------------------------------------
                                                           Ave.                                  Ave.
                                                          Y-T-D              Y-T-D              Y-T-D
                                                         Balance           Interest             Yield
                                                     ----------------     ------------      --------------
                                                                (Dollar amounts in thousands)
Assets

Securities
   Mortgage-backed securities                           $     70,425        $     950            5.40%
   U.S. Government CMOs                                      137,763            1,763            5.12%
   U.S. Government agencies                                   29,548              410            5.55%
   Other CMOs                                                 62,799              807            5.14%
   State & municipal agencies                                 19,486              207            5.53%
   Other  securities                                         209,773            3,042            5.80%
   Unrealized (losses) gains                                   1,476              ---
                                                     ----------------     ------------
       Total securities                                      531,270            7,179            5.47%
                                                     ----------------     ------------

Loans
   Commercial                                                 78,859            1,762            8.94%
   Commercial construction                                    14,824              323            8.62%
   Residential construction                                   38,172              565            5.93%
   Commercial mortgages                                      205,156            4,506            8.69%
   Industrial revenue bonds                                    1,312               24           10.29%
   Residential mortgages                                     247,178            4,113            6.79%
   Home equity                                                21,851              452            8.26%
   Consumer loans                                             10,477              253            9.66%
   Overdrafts                                                    613              ---
                                                     ----------------     ------------
       Total Loans                                           618,442           11,998            7.73%
                                                     ----------------     ------------

          Total earning assets                             1,149,712           19,177            6.68%
                                                                          ------------

   Non - earning assets                                       57,826
                                                     ----------------
          Total assets                                  $  1,207,538
                                                     ================

Liabilities & stockholders' equity

Deposits
   NOW accounts                                         $    111,946              229            0.82%
   Regular  savings                                          158,496            1,135            2.87%
   Money Market accounts                                     142,260            1,087            3.06%
   Time certificates of deposit                              150,938            1,822            4.84%
                                                     ----------------     ------------
        Total interest bearing deposits                      563,640            4,273            3.04%
                                                     ----------------     ------------

Borrowings
   FHLB                                                      368,137            4,910            5.35%
   Other short-term borrowings                                17,323              175            4.04%
                                                     ----------------     ------------
        Total borrowings                                     385,460            5,085            5.29%
                                                     ----------------     ------------

          Total interest bearing liabilities                 949,100            9,358            3.95%
                                                                          ------------

Demand deposits                                              162,156
Non-interest bearing liabilities                              12,885
Stockholders' equity                                          83,397
                                                     ----------------
          Total liabilities & equity                    $  1,207,538
                                                     ================


Net interest income/ spread                                                 $   9,819            2.73%
                                                                          ============

Net interest margin (NII/Avg Earning Assets)                                                     3.43%

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                         CCBT FINANCIAL COMPANIES, INC.
                              VOLUME/RATE ANALYSIS
                Three months ended June 30, 2000 vs June 30, 1999


                                                                     Changes in income/expense due to
                                                           ---------------------------------------------------
                                                               Volume              Rate             Total
                                                           ---------------     -------------    --------------

      EARNING ASSETS
      Securities
         Mortgage-backed securities                        $         (643)     $        263     $        (380)
         U.S. Government CMOs                                         (46)              760               714
         U.S. Government agencies                                     (26)               69                43
         Other CMOs                                                  (177)              138               (39)
         State & municipal agencies                                    16                 3                19
         Other  securities                                           (183)              449               266
                                                           ---------------     -------------    --------------
             Total securities                                      (1,059)            1,682               623
                                                           ---------------     -------------    --------------

      Loans
         Commercial                                                   145               151               296
         Commercial construction                                      281                48               329
         Residential construction                                     226                41               267
         Commercial mortgages                                         252               172               424
         Industrial revenue bonds                                      (8)                8                 0
         Residential mortgages                                      1,066               140             1,206
         Home equity                                                  149                88               237
         Consumer loans                                               (44)                5               (39)
                                                           ---------------     -------------    --------------
             Total Loans                                            2,067               653             2,720
                                                           ---------------     -------------    --------------


                      Total earning assets                 $        1,008      $      2,335     $       3,343
                                                           ---------------     -------------    --------------

      INTEREST BEARING LIABILITIES
      Deposits
         NOW accounts                                      $           15      $        (27)    $         (12)
         Regular  savings                                             (85)               85                 0
         Money Market accounts                                          6               222               228
         Time certificates of deposit                                 559               354               913
                                                           ---------------     -------------    --------------
              Total interest bearing deposits                         495               634             1,129
                                                           ---------------     -------------    --------------

      Borrowings
         FHLB                                                        (302)              736               434
         Other short-term borrowings                                   83                73               156
                                                           ---------------     -------------    --------------
              Total borrowings                                       (219)              809               590
                                                           ---------------     -------------    --------------

                      Total interest bearing liabilities   $          276      $      1,443     $       1,719
                                                           ---------------     -------------    --------------

      Net interest income                                  $          732      $        892     $       1,624
                                                           ===============     =============    ==============

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                              RESULTS OF OPERATIONS
      THREE MONTHS ENDED JUNE 30, 2000 vs. THREE MONTHS ENDED JUNE 30, 1999

Sources of funds

As shown in the table on page 7, average interest bearing deposits outstanding increased $40.1 million or 7.1% during the second quarter 2000 versus the second quarter 1999. With exception to the lower rate on NOW accounts, the cost of those funds rose in the 2000 period as management increased deposit rates in response to generally rising market rates. During the quarter, the Company introduced a one year certificate of deposit with an aggressive and popular 7.20%APY. Concurrently, average borrowed funds, notably FHLB borrowings, declined in the 2000 period while rates paid on these borrowed funds also increased. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 5.6% higher, including average demand deposit growth of $15.2 million or 9.4%. In total, average sources of funds increased $40.4 million or 3.3% period to period, while the average cost of interest bearing funds increased from 3.95% during the quarter ended June 30, 1999 to 4.56% for the same period in 2000.

Uses of funds

When compared to the second three months of 1999, average earning assets were higher in 2000 by 3.6% with an 18.1% increase in average loan outstandings partially offset by reduced investments. Average earning assets represented 95% of average total assets in each period. Loan growth was spearheaded by residential mortgage, home equity and related construction lending, up a combined $84.4 million or 27.5% in a very active local market. Combined commercial lending activities contributed another $29.9 million or 10.0% growth. Consistent with the general rise in market rates, the average yield on earning assets rose to 7.61% for the three months ended June 30, 2000 from the 6.68% reported for the comparable period in 1999.

Net interest income

Net interest income was $11.4 million for the three months ended June 30, 2000 as compared to $9.8 million for the same period in 1999, up 16.5%. The spread and net interest margin ratios were 3.05% and 3.86%, respectively, for the three months ended June 30, 2000 as compared to 2.73% and 3.43%, respectively, for the comparable 1999 period. As shown in the Volume/Rate Analysis table on page 8, the Company's net interest income improved in both volume and rate categories during the second quarter 2000 as compared to the same quarter last year.

Provision for loan losses

No provisions were made to the reserve for loan losses in the quarters ended June 30, 2000 or 1999. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

Non-interest income totaled $4.4 million for the three months ended June 30, 2000, up $682 thousand or 18.1% compared to the $3.8 million earned during the same period in 1999, reflecting new Financial advisor product fees from the Trust department, new revenues from insurance activities, and other volume changes. Deposit and branch related fees are lower in 2000 due to higher account balances and fewer overdrafts, while the lower gain on sale of loans results from lower originations and sales of fixed rate residential mortgages. Offsetting these lower gains is an increase in residential mortgage servicing fees as well as a reduced rate of amortization of servicing rights consistent with reduced early payoffs as compared to last year.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expenses

During the second quarter of 2000, non-interest expenses totaled $9.3 million, $1.2 million or 15.4% greater than the expenses of the comparable period last year. Approximately 20% of this increase are direct expenses of the newly acquired insurance agency. Salaries and benefits, the largest combined category of expense, rose $722 thousand or 17.0% to total $5.0 million for the second three months of 2000. While salaries and commissions increased 5.0% in 2000 versus 1999, deferred originations on residential mortgages declined such that total salaries increased $330 thousand or nearly 11%. Increased benefits expenses include a greater current provision for possible performance-based compensation awards at year end, consistent with increased profitability thus far in 2000. Higher marketing and printing costs reflect the Company's entrance into new markets, i.e., Wareham, Massachusetts and insurance services. All other expense categories are in line with management expectations.

Minority interest

The second quarter minority interest on the 49% minority holding of Murray & MacDonald Insurance Services, Inc. includes some initial investment in increasing that company's ability to provide additional service to its enlarged customer base.

Income taxes

Consistent with higher pretax net income, the combined State and Federal income tax expense of $2.3 million for the quarter ended June 30, 2000 was 23.7% greater than the $1.8 million recorded for the same quarter in 1999. The combined effective State and Federal tax rate was 34.4% of pretax income in the second quarter of 2000 and 33.2% of pretax net income for 1999.

Net income

Consolidated net income was $4.4 million, representing earnings per share of $0.50 for the three months ended June 30, 2000 as compared to $3.7 million or $0.41 per share for the comparable three months ended June 30, 1999. Annualized returns on average assets and average equity were 1.40% and 19.96%, respectively, for the three months ended June 30, 2000 as compared to 1.23% and 17.84%, respectively, for the prior comparable period.











              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                AVERAGE BALANCE SHEET, INTEREST RATES and SPREAD
                            Six months ended June 30,

                                                                              2000
                                                      ---------------------------------------------------
                                                           Ave.                                Ave.
                                                          Y-T-D               Y-T-D            Y-T-D
                                                         Balance            Interest           Yield
                                                      ---------------      ------------    --------------
                                                                 (Dollar amounts in thousands)
 Assets
 Securities
    Mortgage-backed securities                           $    31,202         $   1,220             7.82%
    U.S. Government CMOs                                     140,081             4,996             7.13%
    U.S. Government agencies                                  28,811               916             6.46%
    Other CMOs                                                59,913             2,023             6.75%
    State & municipal agencies                                20,147               434             5.70%
    Other  securities                                        201,108             6,521             6.59%
    Unrealized (losses) gains                                 (2,322)               ---
                                                      ---------------      ------------
        Total securities                                     478,940            16,110             6.84%
                                                      ---------------      ------------

 Loans
    Commercial                                                83,175             3,958             9.67%
    Commercial construction                                   25,112             1,163             9.31%
    Residential construction                                  49,691             1,543             6.14%
    Commercial mortgages                                     213,739             9,665             9.09%
    Industrial revenue bonds                                   1,085                48            12.57%
    Residential mortgages                                    304,133            10,365             6.82%
    Home equity                                               26,716             1,259             9.47%
    Consumer loans                                             8,635               433            10.04%
    Overdrafts                                                   384               ---
                                                      ---------------      ------------
        Total Loans                                          712,670            28,434             8.02%
                                                      ---------------      ------------
                 Total earning assets                      1,191,610            44,544             7.56%
                                                                           ------------

    Non - earning assets                                      53,283
                                                      ---------------
                 Total assets                            $ 1,244,893
                                                      ===============

 Liabilities & stockholders' equity

 Deposits
    NOW accounts                                         $   115,575               436             0.76%
    Regular  savings                                         150,305             2,304             3.08%
    Money Market accounts                                    140,333             2,466             3.53%
    Time certificates of deposit                             186,137             5,060             5.47%
                                                      ---------------      ------------
         Total interest bearing deposits                     592,350            10,266             3.49%
                                                      ---------------      ------------

 Borrowings
    FHLB                                                     365,706            10,930             6.01%
    Other short-term borrowings                               22,487               590             5.28%
                                                      ---------------      ------------
         Total borrowings                                    388,193            11,520             5.97%
                                                      ---------------      ------------
                 Total interest bearing liabilities          980,543            21,786             4.47%
                                                                           ------------

 Demand deposits                                             169,455
 Other liabilities                                             7,984
 Stockholders' equity                                         86,911
                                                      ---------------
                 Total liabilities & equity              $ 1,244,893
                                                      ===============

 Net interest income/spread                                                  $  22,758             3.09%
                                                                           ============

 Net interest margin (NII/Avg Earning Assets)                                                      3.84%


                                                                              1999
                                                      --------------------------------------------------
                                                           Ave.                               Ave.
                                                           Y-T-D              Y-T-D           Y-T-D
                                                          Balance           Interest          Yield
                                                      ----------------     ------------   --------------
                                                                 (Dollar amounts in thousands)

 ASSETS
 Securities
    Mortgage-backed securities                           $     75,486       $    1,959            5.19%
    U.S. Government CMOs                                      145,325            3,303            4.55%
    U.S. Government agencies                                   25,774              696            5.40%
    Other CMOs                                                 64,507            1,657            5.14%
    State & municipal agencies                                 18,320              384            5.45%
    Other  securities                                         192,402            5,506            5.72%
    Unrealized (losses) gains                                     832              ---
                                                      ----------------     ------------
        Total securities                                      522,646           13,505            5.21%
                                                      ----------------     ------------

 Loans
    Commercial                                                 75,893            3,399            8.96%
    Commercial construction                                    13,003              571            8.73%
    Residential construction                                   37,572            1,104            5.92%
    Commercial mortgages                                      205,342            9,102            8.82%
    Industrial revenue bonds                                    1,345               50           10.60%
    Residential mortgages                                     252,003            8,373            6.65%
    Home equity                                                21,171              886            8.44%
    Consumer loans                                             10,680              532            9.98%
    Overdrafts                                                    602               ---
                                                      ----------------     ------------
        Total Loans                                           617,611           24,017            7.77%
                                                      ----------------     ------------
                 Total earning assets                       1,140,257           37,522            6.61%
                                                                           ------------

    Non - earning assets                                       51,713
                                                      ----------------
                 Total assets                            $  1,191,970
                                                      ================

 LIABILITIES & STOCKHOLDERS' EQUITY
 Deposits
    NOW accounts                                         $    110,404              450            0.82%
    Regular  savings                                          158,476            2,260            2.87%
    Money Market accounts                                     140,925            2,145            3.07%
    Time certificates of deposit                              151,402            3,688            4.91%
                                                      ----------------     ------------
         Total interest bearing deposits                      561,207            8,543            3.07%
                                                      ----------------     ------------
 Borrowings
    FHLB                                                      366,875            9,745            5.36%
    Other short-term borrowings                                16,337              318            3.93%
                                                      ----------------     ------------
         Total borrowings                                     383,212           10,063            5.30%
                                                      ----------------     ------------
                 Total interest bearing liabilities           944,419           18,606            3.97%
                                                                           ------------

 Demand deposits                                              154,610
 Other liabilities                                              9,069
 Stockholders' equity                                          83,872
                                                      ----------------
                 Total liabilities & equity              $  1,191,970
                                                      ================

 Net interest income/spread                                                 $   18,916            2.64%
                                                                           ============

 Net interest margin (NII/Avg Earning Assets)                                                     3.30%

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                              VOLUME/RATE ANALYSIS
                 Six months ended June 30, 2000 vs June 30, 1999


                                                                Changes in income/expense due to
                                                     ----------------------------------------------------
                                                         Volume               Rate             Total
                                                     ----------------     -------------    --------------

EARNING ASSETS
Securities
   Mortgage-backed securities                             $ (1,433)           $    694        $   (739)
   U.S. Government CMOs                                       (142)              1,835           1,693
   U.S. Government agencies                                     90                 130             220
   Other CMOs                                                 (136)                502             366
   State & municipal agencies                                   39                  11              50
   Other  securities                                           278                 737           1,015
                                                       ------------        ------------    -------------
       Total securities                                     (1,304)              3,909           2,605
                                                       ------------        ------------    -------------
Loans
   Commercial                                                  337                 222             559
   Commercial construction                                     543                  49             592
   Residential construction                                    363                  76             439
   Commercial mortgages                                        374                 189             563
   Industrial revenue bonds                                    (15)                 13              (2)
   Residential mortgages                                     1,745                 247           1,992
   Home equity                                                 247                 126             373
   Consumer loans                                             (102)                  3             (99)
                                                       ------------        ------------    -------------
       Total Loans                                           3,492                 925           4,417
                                                       ------------        ------------    -------------
               Total earning assets                       $  2,188            $  4,834        $  7,022
                                                       ------------        ------------    -------------
INTEREST BEARING LIABILITIES
Deposits
   NOW accounts                                           $     20            $    (34)       $    (14)
   Regular  savings                                           (121)                165              44
   Money Market accounts                                       (10)                331             321
   Time certificates of deposit                                896                 476           1,372
                                                       ------------        ------------    -------------
        Total interest bearing deposits                        785                 938           1,723
                                                       ------------        ------------    -------------
Borrowings
   FHLB                                                        (33)              1,218           1,185
   Other short-term borrowings                                 141                 131             272
                                                       ------------        ------------    -------------
        Total borrowings                                       108               1,349           1,457
                                                       ------------        ------------    -------------

                Total interest bearing liabilities        $    893            $  2,287        $  3,180
                                                       ------------        ------------    -------------
Net interest income                                       $  1,295            $  2,547        $  3,842
                                                       ============        ============    =============

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              RESULTS OF OPERATIONS
        SIX MONTHS ENDED JUNE 30, 2000 vs SIX MONTHS ENDED JUNE 30, 1999

Sources of funds

As shown in the table on page 11, average interest bearing deposits outstanding increased $31.1 million when comparing the first half of 2000 versus the same period in 1999. With exception to lowered rates on NOW accounts, the cost of those funds was greater in the 2000 period as management raised deposit rates in response to generally rising market rates. Average borrowed funds increased $5.0 million in the 2000 period. The rates paid on these borrowed funds were also higher than in the 1999 period, again reflecting the general rise in market rates. The remaining sources of funds, i.e., non-interest bearing demand deposits, other liabilities and capital, averaged 6.8% higher in the 2000 period, including demand deposit growth of $14.8 million or 9.6%. In total, average sources of funds increased $52.9 million or 4.4% while the average cost of interest bearing funds rose from 3.97% during the six months ended June 30, 1999 to 4.47% in 2000.

Uses of funds

Average loans were higher by $95.1 million or 15.4% in 2000 while investments were lower by $43.7 million or 8.4%, and on a combined basis, approximated 96% of average total assets during each period. Loan growth was spearheaded by residential mortgage and related construction lending, up $69.8 million or 22.5% in very active local market. Accordingly, the investment portfolio declined in size with reductions occurring primarily in mortgage related categories. During the six months ended June 30, 2000 the average yield on earning assets rose to 7.56% from the 6.61% reported for the comparable period in 1999.

Net interest income

Net interest income was $22.8 million for the six months ended June 30, 2000 as compared to $18.9 million for the same period in 1999, up 20.3%. The spread and net interest margin ratios were 3.09% and 3.84%, respectively, for the six months ended June 30, 2000 as compared to 2.64% and 3.30%, respectively, for the comparable 1999 period. While consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio in 1999, interest rates have been rising in 2000, thereby having the opposite effect. These factors, along with increased commercial and commercial real estate construction lending, are significant contributors to the increased net interest income. As shown on the Volume/Rate Analysis on page 12, the Company's net interest income improved on both volume and rate increases during the first six months of 2000 as compared to the same period in 1999.


Provision for loan losses

No provisions were made to the reserve for loan losses in the quarters ended June 30, 2000 or 1999. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

Non-interest income totaled $8.0 million for the six months ended June 30, 2000, up $845 thousand or 11.8% compared to the $7.2 million earned during the same period in 1999. Higher Financial advisor (trust and investment) fees, loan fees and insurance commissions contributed to this increase, along with increased income from electronic banking. The latter includes pre-conversion net credit card merchant fee income of $218 thousand, which amount, net of applicable expenses, has been forwarded to the purchaser of the Merchant credit card portfolio. See also comments regarding non-interest income improvements during the second quarter 2000 within this document entitled "Results of Operations - Three Months ended June 30, 2000 vs Three Months ended June 30, 1999".

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expenses

During the first half of 2000, non-interest expenses totaled $18.0 million, $2.4 million or 15.7% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $1.3 million or 15.5% to total $9.7 million for the first six months of 2000 while All other expenses increased $549 thousand reflecting one-time writeoffs of $303 thousand and an increased committment to training and education, as reported in the first quarter of 2000. Other expense categories reflect, in part, additional expenses of the insurance services operation and general increases in the cost of Bank operations in accordance with expectations.

Minority interest

The year-to-date minority interest on the 49% minority holding of Murray & MacDonald Insurance Services, Inc. includes some initial investment in increasing that company's ability to provide additional service to its enlarged customer base.

Income taxes

The combined State and Federal income tax expense was $4.4 million for the six months ended June 30, 2000 , up $561 thousand or 14.6% over the same period last year on higher pretax income. The combined effective State and Federal tax expense equalled 34.2% of pretax income thus far in 2000 as compared to 36.2% in 1999.

Net income

Consolidated net income was $8.5 million representing earnings per share of $0.98 for the six months ended June 30, 2000 as compared to $6.8 million or $0.75 per share for the comparable six months ended June 30, 1999. Annualized returns on average assets and average equity were 1.37% and 19.56%, respectively, for the six months ended June 30, 2000 as compared to 1.14% and 16.25%, respectively, for the six months ended June 30, 1999.







              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS, LIABILITIES AND CAPITAL

The Company had $1.28 billion of consolidated total assets, $902.7 million of deposits and $91.3 million of stockholders' equity at June 30, 2000. Its capital to assets ratio was 7.11%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1999, Securities available for sale, at fair value, decreased $40.9 million or 8.8%, portfolio loans, net of reserves, increased $81.1 million or 12.2%, deposits increased $136.7 million or 17.8% and borrowed funds decreased $88.0 million or 23.9%.

INVESTMENT SECURITIES

The adjusted cost and estimated market values of investment securities which the Company considers to be available for sale at June 30, 2000 and December 31, 1999 were as follows:


                                                                                June 30, 2000
                                                                                (in thousands)
                                                  -------------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Adjusted           Unrealized         Unrealized           Market
                                                       Cost                Gains             Losses              Value
                                                  ----------------     --------------     --------------     --------------
U. S. Government agency CMOs                         $    154,336        $     1,868         $    4,243         $  151,961
Other U. S. Government agencies                            27,146                  4                512             26,638
Other collateralized mortgage obligations                  48,031                661                820             47,872
State and municipal obligations                            18,965                ---                ---             18,965
Other debt securities                                     176,998                640                596            177,042
                                                  ----------------     --------------     --------------     --------------
               Totals                                $    425,476        $     3,173         $    6,171         $  422,478
                                                  ================     ==============     ==============     ==============


                                                                               December 31, 1999
                                                                                (in thousands)
                                                  -------------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Adjusted           Unrealized         Unrealized           Market
                                                       Cost                Gains             Losses              Value
                                                  ----------------     --------------     --------------     --------------
U. S. Government agency CMOs                         $    176,935        $     2,234         $    4,444         $  174,725
Other U. S. Government agencies                            16,819                  3                266             16,556
Other collateralized mortgage obligations                  79,425                535                677             79,283
State and municipal obligations                            20,596                ---                ---             20,596
Other debt securities                                     172,542                429                752            172,219
                                                  ----------------     --------------     --------------     --------------
               Totals                                $    466,317        $     3,201         $    6,139         $  463,379
                                                  ================     ==============     ==============     ==============

Investment securities declined $40.9 million to $422.5 million at June 30, 2000, with deference to the significant loan growth. Reductions occurred in CMOs and other U.S. Government agencies while State and municipal obligations and Other debt securities increased modestly. At June 30, 2000, Other debt securities consisted of approximately $80 million floating rate and $97 million short term fixed rate securities, nearly all backed by assets other than residential mortgages.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales of securities produced net gains of $49 thousand during the quarter ended June 30, 2000 compared to net gains of $4 thousand during the same period in 1999. Net gains on security sales amounted to $28 thousand and $59 thousand for the six months ended June 30, 2000 and 1999, respectively.

LOANS

The following is a summary of the Company's outstanding loan balances as of the dates indicated:


                                            June 30,           December 31,
                                              2000                 1999
                                          --------------     ---------------
                                                    (in thousands)

     Mortgage loans on real estate:
           Residential                      $   319,108         $   290,722
           Commercial                           219,643             203,987
           Construction                          88,871              68,809
           Equity lines of credit                33,365              23,036
                                          --------------     ---------------
                                                660,987             586,554
                                          --------------     ---------------
     Other loans
           Commercial                            82,468              77,776
           Industrial revenue bonds               2,077               1,137
           Consumer                              10,900               9,275
                                          --------------     ---------------
                                                 95,445              88,188
                                          --------------     ---------------
     Total loans                                756,432             674,742
     Less: Allowance for loan losses            (11,668)            (11,158)
                                          --------------     ---------------
     Loans, net                             $   744,764         $   663,584
                                          ==============     ===============
     Loans held for sale                    $       ---         $   200,000
                                          ==============     ===============


Portfolio loans increased $81.7 million or 12.1% to $756 million at June 30, 2000 as compared to December 31, 1999, led by residential mortgage loans, up $28.4 million or 9.8%. During the period, new residential mortgage volume in the residential loan category included originations of $4.5 million at fixed rates and $60.5 million at adjustable rates. Commercial and commercial real estate loans increased a combined $20.4 million or 7.3% while combined residential and commercial real estate construction loans increased $20.1 million or 29.2%. Included in this latter category are a number of new loan participations for the construction of office buildings in nearby Boston.

Non performing assets and loan loss experience:

As shown in the next table, non-performing assets were $3.4 million or 0.26% of total assets at June 30, 2000 compared to $3.3 million or 0.27% of total assets at December 31, 1999. All of these amounts represent non accruing loans. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                                               June 30,         December 31,
                                                                 2000              1999
                                                          -----------------   ---------------
                                                                     (in thousands)
Nonaccrual loans                                               $     1,879        $    1,777
Loans past due 90 days or more and still accruing                      ---               ---
Property from defaulted loans                                        1,500             1,500
                                                            ---------------     -------------
              Total non-performing assets                      $     3,379        $    3,277
                                                            ===============     =============

Restructured troubled debt performing in accordance
with amended terms, not included above                         $       243        $      626
                                                            ===============     =============

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                      Six months ended June 30,
                                                     2000                  1999
                                               -----------------     -----------------
                                                            (in thousands)
Balance at the beginning of the period            $      11,158           $    11,108
Provisions                                                  ---                   ---
Recoveries                                                  567                   249
                                               -----------------       ---------------
                                                         11,725                11,357
Less: Charge-offs                                           (57)                 (102)
                                               -----------------       ---------------
Balance at the end of the period                  $      11,668           $    11,255
                                               =================       ===============


Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.54% of total loans at June 30, 2000, 1.65% at December 31, 1999 and 1.85% at June 30, 1999. Management considers the reserve to be adequate at June 30, 2000, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

The Company had outstanding committments to originate new residential and commercial mortgages of $36.7 million at June 30, 2000 and $57.0 million at December 31, 1999. Additional unadvanced funds on various loan types at June 30, 2000 are shown in the next table.






              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                     Additional Unadvanced Loan Commitments

                                   June 30,          December 31,
                                     2000               1999
                                ---------------    --------------
                                           (in thousands)

Commercial loans
     Dealer floor plan            $    11,373        $   8,067
     Lines of credit                   47,122           54,735
     Other                              4,523            1,781

Commercial mortgage
     Construction                      19,768           20,197
     Other                              1,293              613

Residential mortgage
     Home equity                       38,879           34,734

Consumer loans
     Lines of credit                    2,736            2,023
                                ---------------    -------------
          Total                   $   125,694        $ 122,150
                                ===============    =============

DEPOSITS

The following table is a summary of deposits outstanding as of the dates indicated:

                                           June 30,           December 31,
                                             2000                1999
                                      ---------------       ---------------
                                                 (in thousands)

Demand deposits                          $  205,623            $  167,624
NOW accounts                                135,793               120,307
Other savings deposits                      146,118               158,142
Money market accounts                       152,374               138,287
Certificates of deposit greater
  than $100,000                              78,969                60,666
Other time deposits                         183,846               121,038
                                      --------------         -------------
Total deposits                           $  902,723            $  766,064
                                      ==============         =============



Reflecting core deposit growth, the recent acquisition of branches in Wareham and Falmouth, Massachusetts and, to a lesser degree, the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 20 herein, total deposits at June 30, 2000 were $136.7 million or 17.8% higher than total deposits at December 31, 1999. The two branch acquisitions represented approximately $58 million at June 30, 2000. Generally, the Company's strategy is to price deposits that reflect national market rates, offering higher alternative rates based on increasing amounts deposited. During the second quarter of 2000, the Bank initiated a premium offering rate of 7.20% APY for a one-year CD which has proven successful. Also during the second quarter 2000, the Company accepted $25 million brokered deposits, included in Other time deposits in the table above. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

BORROWED FUNDS

Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At June 30, 2000, borrowed funds totaled $279.3 million, nearly $88 million or 23.9% lower than borrowed funds at December 31, 1999. This decrease responds to the unusually high deposit growth during the period.


STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.11% at June 30, 2000 compared to 6.96% December 31, 1999.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of June 30, 2000:


                                              Minimum                     June 30, 2000
                                             Regulatory        ------------------------------------
                                             Guidelines           Company                Bank
                                           ----------------    ---------------      ---------------
Tier 1 leverage capital                         3.00%               7.46%                6.46%

Tier 1 capital to risk-weighted assets          4.00%              10.26%                8.78%

Total capital to risk-weighted assets           8.00%              11.50%               10.03%


The Company's book value at June 30, 2000 was $10.60 per share compared to $9.95 per share at December 31, 1999.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                    LIQUIDITY

The Bank normally experiences a seasonal swing in its liquidity each year due to the nature of the economy in its market area. Liquidity is usually high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale. Alternately, the Bank can borrow funds using investment securities as collateral. The Bank has an available line of credit of $5.0 million from the Federal Home Loan Bank of Boston, has established a line of credit for the purchase of federal funds from a regional bank and may borrow from the Federal Reserve Bank if necessary.


                           ASSET/LIABILITY MANAGEMENT

Through the Asset/Liability Management Committee ("ALCO"), a subcommittee of the Board of Directors of the Bank, the Company and the Bank monitor the level and general mix of earning assets and interest bearing liabilities, with particular attention to those assets and liabilities which are rate-sensitive. The primary objective of ALCO is to manage interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

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

Much computer software has been written which allows the year in a date to be recognized and/or stored based on a two-digit number, i.e., "12/31/99", clearly recognizable as meaning December 31, 1999. The same is true of a variety of hardware devices with built-in clock-calendars, such as computers. In some cases, this could have created problems at the turn of the century because "01/01/00" could have been interpreted to mean January 1, 1900 rather than January 1, 2000. If such circumstances had not been identified and corrected in advance, they could have caused system failure or erroneous calculations of such items as interest income or expense. This could potentially have had a significant impact on the Bank's ability to do business.

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

As a result of these efforts and assurances, the Company has not experienced computer failures of any kind affecting either internal or subcontracted computer processing as of June 30, 2000.

The Bank is also dependent on other providers in the conduct of its business, most notably for electrical power and telecommunications. Had these providers experienced Year 2000 problems, disruption of service, especially if prolonged, could have seriously effected the Bank's ability to conduct business as usual. The Company has not experienced any disruption of services from these providers.

Certain of the Bank's customers may also have been subject to Year 2000 problems which may have impacted their ability to do business. Among other repercussions, this could have reduced a customer's ability to make loan payments to the Bank. To the Company's knowledge, no customers have been seriously affected by Year 2000 problems.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2000 from those presented in the Company's 1999 Annual Report.

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

ITEM 2.  Changes in securities and use of proceeds
Not applicable

ITEM 3.  Defaults upon senior securities
Not applicable

ITEM 4.  Submission of matters to a vote of security holders

The Company's annual meeting of stockholders was held on April 27, 2000 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $2.50 par value (the"Common Stock"), was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 8,604,796 shares of Common Stock issued, outstanding and eligible to vote as of March 10, 2000. A total of 7,449,716.46 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

At the Annual Meeting, the stockholders elected the following two individuals as Directors of the Company to serve until the 2003 annual meeting of stockholders, with the following votes cast:
                                                                BROKER NON-VOTES
NOMINEE                      FOR            ABSTENTIONS          AND WITHHELD
-------                      ---            -----------          ------------

William R. Enlow           7,321,267.46       128,449                   0
Stephen B. Lawson          7,131,092.46       318,624                   0

The following additional Directors of the Company continued as Directors after the Annual Meeting:
John F. Aylmer, George D. Denmark, John Otis Drew, and William C. Snow.


ITEM 5.  Other information
Not applicable

PART II  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit Description
                 27 Financial data schedule

         (b) Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2000.

EXHIBIT INDEX

                        Exhibit       Description
                        -------       -----------
                          27        Financial data schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           (Registrant)  CCBT Financial Companies, Inc.
                         ------------------------------

            Date: August 11, 2000


              /s/ Stephen B. Lawson
            ----------------------------------------------------------
            Stephen B. Lawson,  President and Chief Executive Officer


            /s/ Noal D. Reid
            ----------------------------------------------------------
            Noal D. Reid,  Chief Financial Officer and Treasurer