Form 10-Q
period 2000-09-30
CCBT FINANCIAL COMPANIES INC
filed 2000-11-09
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended September 30, 2000


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
                                              ------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 (1) : Yes [X] No [_]         (2) : Yes [X]  No [_]


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,608,048 shares of common stock outstanding as of September 30, 2000.



                                               TABLE OF CONTENTS



Section                  Description                                                            Page #
-------                  -----------                                                            ------

PART I                   FINANCIAL INFORMATION

           Item 1.       Financial Statements

                         Consolidated Statements of Financial Condition
                                    September 30, 2000 (Unaudited) and December 31, 1999           1

                         Consolidated Statements of Income (Unaudited)
                                    Three and Nine Months Ended September 30, 2000 and 1999        2

                         Consolidated Statements of Cash Flows (Unaudited)
                                    Nine Months Ended September 30, 2000 and 1999                  3

                         Consolidated Statements of Comprehensive Income (Unaudited)
                                    Nine Months Ended September 30, 2000 and 1999                  4

                         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                    Nine Months Ended September 30, 2000 and 1999                  4

                         Notes to Consolidated Financial Statements                                5

           Item 2.       Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations                                      5-21

           Item 3.       Quantitative and Qualitative Disclosures About Market Risk                21

PART II                  OTHER INFORMATION

           Item 1.       Legal Proceedings                                                         22

           Item 2.       Changes in Securities and Use of Proceeds                                 22

           Item 3.       Defaults upon Senior Securities                                           22

           Item 4.       Submission of Matters to a Vote of Security Holders                       22

           Item 5.       Other Information                                                         22

           Item 6.       Exhibits and Reports on Form 8-K                                          22

                         SIGNATURES                                                                23

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements

                         CCBT FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           September 30,         December 31,
                                                                                               2000                  1999
                                                                                        -----------------      ----------------
ASSETS                                                                                     (Unaudited)
Cash and due from banks                                                                 $    42,662,943        $     43,415,100
Short term interest-bearing deposits                                                         23,262,788               2,207,328
Federal funds sold                                                                           20,000,000                      --
Securities available for sale, at fair value                                                392,909,564             463,379,414
Federal Home Loan Bank stock, at cost                                                        22,125,400              22,125,400
Federal Reserve Bank of Boston stock, at cost                                                 1,096,700               1,096,700
Loans, net of reserve for loan losses                                                       785,483,760             663,584,422
Loans held for sale                                                                             164,770                 200,000
Premises and equipment                                                                       16,471,074              12,396,729
Deferred tax assets                                                                           5,055,869               4,657,933
Accrued interest receivable on securities                                                     3,170,853               2,850,366
Principal and interest receivable on loans                                                    4,239,281               3,156,914
Intangibles                                                                                   9,951,259                      --
Other assets                                                                                  8,314,594              12,044,040
                                                                                         ---------------         ---------------
            Total assets                                                                $ 1,334,908,855        $  1,231,114,346
                                                                                         ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                $   983,475,641        $    766,063,617
Borrowings from the Federal Home Loan Bank                                                  212,535,037             347,962,999
Other short-term borrowings                                                                  32,196,967              19,345,885
Current taxes payable                                                                         1,072,369               1,721,187
Interest payable on deposits and borrowings                                                   3,299,227               3,061,932
Post retirement benefits payable                                                              2,784,807               2,501,480
Employee profit sharing retirement and bonuses payable                                        2,105,745               2,396,542
Other liabilities                                                                             3,227,794               2,411,093
                                                                                         ---------------         ---------------
            Total liabilities                                                             1,240,697,587           1,145,464,735
                                                                                         ---------------         ---------------
Minority interest                                                                               161,526                     --
                                                                                         ---------------         ---------------
Stockholders' equity
       Common stock, $2.50 par value
            Authorized: 12,000,000 shares
            Issued: 9,061,064 shares in 2000 and 1999                                        22,652,660              22,652,660
       Surplus                                                                               13,903,294              13,903,294
       Undivided profits                                                                     66,866,994              58,181,480
       Treasury stock, at cost (453,016 shares)                                              (7,399,628)             (7,399,628)
       Accumulated other comprehensive income                                                (1,973,578)             (1,688,195)
                                                                                         ---------------         ---------------
            Total stockholders' equity                                                       94,049,742              85,649,611
                                                                                         ---------------         ---------------
            Total liabilities and stockholders' equity                                  $ 1,334,908,855        $  1,231,114,346
                                                                                         ===============         ===============


   See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months ended September 30,    Nine Months ended September 30,
                                                                   2000              1999              2000              1999
                                                              -------------    --------------      -------------    --------------
                                                                                          (Unaudited)
INTEREST INCOME:
     Interest and fees on loans                                $ 15,900,554      $ 12,299,918      $  44,334,344     $ 36,315,791
     Interest on short term interest-bearing deposits               356,103           117,989            659,053          553,663
     Interest on federal funds sold                                  29,975               ---             29,975              ---
     Taxable interest income on securities                        7,339,386         6,848,598         21,873,218       18,780,732
     Tax-exempt interest income on securities                       264,348           219,039            690,810          583,595
     Dividends on securities                                        451,558           309,411          1,298,480        1,082,775
                                                                 -----------       -----------       ------------     ------------
              Total interest income                              24,341,924        19,794,955         68,885,880       57,316,556
                                                                 -----------       -----------       ------------     ------------
INTEREST EXPENSE:
     Interest on deposits                                         7,636,029         4,553,343         17,901,379       13,095,992
     Interest on borrowings from the Federal Home Loan Bank       3,487,223         4,633,261         14,417,815       14,378,087
     Interest on other short-term borrowings                        412,674           264,447          1,003,120          582,513
                                                                 -----------       -----------       ------------     ------------
              Total interest expense                             11,535,926         9,451,051         33,322,314       28,056,592
                                                                 -----------       -----------       ------------     ------------
     Net interest income                                         12,805,998        10,343,904         35,563,566       29,259,964
     Provision for loan losses                                          ---               ---                ---              ---
     Net interest income after provision for loan losses         12,805,998        10,343,904         35,563,566       29,259,964
                                                                 -----------       -----------       ------------     ------------
NON-INTEREST INCOME:
     Financial advisor fees                                       1,442,366         1,419,402          4,779,861        4,328,516
     Deposit account service charges                                495,650           480,074          1,469,236        1,456,362
     Branch banking fees                                            832,337           768,162          2,312,947        2,289,264
     Electronic banking fees                                        429,933           688,674          1,428,785        1,357,869
     Loan servicing and other loan fees                              39,330            37,178            225,233           84,485
     Brokerage fees and commissions                                 218,575           216,134            752,216          741,243
     Net gain on sale of securities                                  44,931           223,779             73,233          282,883
     Net gain on sale of loans                                       31,144            51,869             58,798          346,046
     Insurance commissions                                          304,722               ---            499,315              ---
     Other income                                                   150,278            83,829            419,224          267,091
                                                                 -----------       -----------       ------------     ------------
              Total non-interest income                           3,989,266         3,969,101         12,018,848       11,153,759
                                                                 -----------       -----------       ------------     ------------

NON-INTEREST EXPENSE:
     Salaries                                                     3,799,920         3,194,678         10,486,815        9,223,502
     Employee benefits                                            1,624,850         1,329,083          4,610,371        3,672,350
     Building and equipment                                       1,277,941         1,166,694          3,566,320        3,273,409
     Data processing                                                759,273           759,236          2,201,146        2,250,609
     Accounting and legal fees                                      209,846           219,253            671,530          612,210
     Other outside services                                         509,830           462,851          1,547,574        1,399,334
     Amortization of goodwill                                       395,835               ---            455,609              ---
     Delivery and communication                                     386,234           357,711          1,129,960          995,000
     Directors' fees                                                 86,250            75,250            262,000          226,250
     Marketing and advertising                                      318,103           179,949            842,407          605,077
     Printing and supplies                                          210,845           190,620            604,052          559,627
     Insurance                                                       98,081            70,315            286,324          205,906
     Branch conversion expenses                                     249,808               ---            249,808              ---
     All other expenses                                             308,282           275,382          1,273,114          769,692
                                                                 -----------       -----------       ------------     ------------
              Total operating  expense                           10,235,098         8,281,022         28,187,030       23,792,966
                                                                 -----------       -----------       ------------     ------------
     Minority interest                                               (6,917)              ---            (17,413)             ---
                                                                 -----------       -----------       ------------     ------------
     Net income before taxes                                      6,567,083         6,031,983         19,412,797       16,620,757
     Applicable income taxes                                      2,199,774         2,181,763          6,591,100        6,012,077
                                                                 -----------       -----------       ------------     ------------
             Net income                                         $ 4,367,309       $ 3,850,220        $12,821,697      $10,608,680
                                                                 ===========       ===========       ============     ============

     Average shares outstanding                                   8,608,048         8,887,753          8,608,048        8,957,493
     Basic earnings per share                                         $0.51             $0.43              $1.49            $1.18
     Diluted earnings per share                                       $0.51             $0.43              $1.49            $1.18
     Cash dividends declared                                          $0.16             $0.14              $0.48            $0.42



See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                          CCBT FINANCIAL COMPANIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months ended September 30,


                                                                                   2000                     1999
                                                                             ---------------           --------------
 CASH PROVIDED BY OPERATING ACTIVITIES                                                      (Unaudited)
       Net income                                                               $12,821,697              $10,608,680
       Adjustments to reconcile net income to net cash flow
                     provided by operating activities:
                Provision for loan losses                                                --                       --
                Depreciation and amortization                                     1,726,808                1,620,726
                Net amortization (accretion) of securities                        5,126,638                2,964,928
                Amortization of deferred loan fees                                  (97,509)                 148,128
                Net gain on sale of investment securities                           (73,233)                (282,883)
                (Prepaid) deferred income taxes                                  (1,046,754)               1,110,485
                Net gain on sale of loans                                           (58,798)                (346,046)
       Net change in:
                Loans held for sale                                                  35,230                3,823,795
                Accrued interest receivable                                      (1,402,854)                 972,582
                Accrued expenses and other liabilities                            1,046,526               14,877,862
                Other, net                                                       (2,986,764)               5,405,143
                                                                               -------------             ------------
       Net cash provided by operating activities                                 15,090,987               40,903,400
                                                                               -------------             ------------

 CASH USED BY INVESTING ACTIVITIES
                Net increase in loans                                          (130,355,375)            (111,570,024)
                Proceeds from sale of loans                                       8,749,600               74,288,570
                Dispositions of property from defaulted loans                        70,000                  115,000
                Maturities of securities                                        546,702,601              382,302,840
                Purchases of available for sale securities                     (783,033,661)            (550,411,066)
                Sales of available for sale securities                          297,988,862               60,863,759
                Purchases of premises and equipment                              (5,608,672)              (1,396,719)
                                                                               -------------             ------------
       Net cash used by investing activities                                    (65,486,645)             (145,807,640)
                                                                               -------------             ------------

 CASH PROVIDED BY FINANCING ACTIVITIES
                Net  increase in deposits                                       217,412,024               71,563,513
                Net (decrease) increase in borrowings from the
                      Federal Home Loan Bank                                   (135,427,962)              29,953,460
                Net increase in other short-term borrowings                      12,851,082               14,349,592
                Purchases of CCBT Financial Companies, Inc.
                      common stock in open market                                        --               (6,244,288)
                Cash dividends paid on common stock                              (4,136,183)              (3,771,025)
                                                                               -------------             ------------
       Net cash provided by  financing activities                                90,698,961              105,851,252
                                                                               -------------             ------------
       Net  increase  in cash and cash equivalents                               40,303,303                  947,012
       Cash and cash equivalents at beginning of period                          45,622,428               29,490,715
                                                                               -------------             ------------
       Cash and cash equivalents at end of period                               $85,925,731              $30,437,727
                                                                               =============             ============


Note:    Cash   equivalents   include   amounts  due  from  banks,   short  term
         interest-bearing deposits and federal funds sold.


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid for:
                Interest                                                        $33,085,019              $27,883,338
                Income taxes                                                      7,067,843                4,360,000
       Non-cash transactions:
                Additions to property from defaulted loans                      $    70,000              $ 1,615,000
                Loans to finance OREO property                                           --                  100,000


See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                         CCBT FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the Nine Months ended September 30,


                                                                                  2000                1999
                                                                            ---------------       -------------
                                                                                         (Unaudited)
Net income                                                                  $ 12,821,697          $ 10,608,680
                                                                            -------------         -------------
       Unrealized holding (losses) gains on securities available for sale       (356,893)              184,767
       Reclassification of gains  on securities held in income                   (73,233)             (282,883)
                                                                            -------------         -------------
       Net unrealized  losses                                                   (430,126)              (98,116)
       Related tax effect                                                        144,743                48,103
                                                                            -------------         -------------
Net other comprehensive loss                                                    (285,383)              (50,013)
                                                                            -------------         -------------
Comprehensive income                                                        $ 12,536,314          $ 10,558,667
                                                                            =============         =============


See accompanying notes to the unaudited consolidated financial statements.


                         CCBT FINANCIAL COMPANIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Nine Months ended September 30,


                                                     2000                  1999
                                                ---------------       ---------------
                                                              (Unaudited)
COMMON STOCK
                                                                                  6
       Balance, beginning of the year           $   22,652,660        $   22,652,660
                                                ---------------       ---------------

       Balance, September 30                        22,652,660            22,652,660
                                                ---------------       ---------------

SURPLUS
       Balance, beginning of the year               13,903,294            13,903,294
                                                ---------------       ---------------

       Balance, September 30                        13,903,294            13,903,294
                                                ---------------       ---------------

UNDIVIDED PROFITS
       Balance, beginning of the year               58,181,480            46,704,129
          Net Income                                12,821,697            10,608,680
          Dividends declared                        (4,136,183)           (3,771,024)
                                                ---------------       ---------------
       Balance, September 30                        66,866,994            53,541,785
                                                ---------------       ---------------

TREASURY STOCK
       Balance, beginning of the year               (7,399,628)                   --
          Purchase of Treasury stock                        --            (6,244,288)
                                                ---------------      ---------------
       Balance, September 30                        (7,399,628)           (6,244,288)
                                                ---------------       ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
       Balance, beginning of the year               (1,688,195)              282,317
          Net other comprehensive loss                (285,383)              (50,013)
                                                ---------------       ---------------
       Balance, September 30                        (1,973,578)              232,304
                                                ---------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                      $   94,049,742        $    84,085,755
                                                ===============       ===============


See accompanying notes to the unaudited consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine months ended September 30, 2000 and 1999


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

Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the September 30, 1999 financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           This Form 10Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's future results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements.

           The  following  discussion  should  be read in  conjunction  with the
accompanying   consolidated   financial  statements  and  selected  consolidated
financial data included within this report. Given that the Company's principal

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

activity is ownership of the Bank, for ease of reference, the term "Company" in this item generally will refer to the investments and activities of the Company and the Bank except where otherwise noted.

           In addition to the acquisition of Murray & MacDonald Insurance Services, Inc., the Company also completed its acquisition of two branches of Fleet Bank, in Wareham and Falmouth, Massachusetts during the second quarter of 2000. These branches added approximately $55 million deposits, at a 15.5% premium, to the Bank at June 30, 2000. This premium is being amortized at the rate of $1.2 million per year over a 7 year period.

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






              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                    NET INTEREST INCOME, NET INTEREST MARGIN
                      Three Months Ended September 30, 2000

                                                                     2000                                 1999
                                                   --------------------------------------   -------------------------------------
                                                                  Interest       Average                 Interest        Average
                                                     Average       Income/        Yield       Average     Income/         Yield
                                                     Balance       Expense      Rate Paid     Balance     Expense       Rate Paid
                                                   -----------    ----------    ---------   ----------    --------      ---------
                                                                             (Dollar amounts in thousands)
 ASSETS
 Securities
   Mortgage-backed securities                     $    24,998    $      477        7.63%    $    52,191   $    487         3.73%
   U.S. Government CMOs                               125,509         2,399        7.65%        158,446      2,263         5.71%
   U.S. Government agencies                            26,339           454        6.89%         30,659        470         6.13%
   Other CMOs                                          43,330           856        7.90%         74,840      1,067         5.70%
   State & municipal agencies                          19,826           256        5.17%         28,475        226         3.17%
   Other  securities                                  215,815         4,000        7.41%        211,799      2,982         5.63%
   Unrealized (losses) gains                           (3,258)           --                       1,071         --           --
                                                     --------    ----------                 -----------      -----
       Total securities                               452,559         8,442        7.46%        557,481      7,495         5.38%
                                                     --------    ----------                 -----------      -----
Loans
   Commercial                                          72,479         1,796        9.91%         70,906      1,644         9.27%
   Commercial construction                             35,152           842        9.58%         14,331        322         8.99%
   Residential construction                            57,747           943        6.53%         41,901        608         5.80%
   Commercial mortgages                               220,570         5,158        9.35%        203,001      4,492         8.85%
   Industrial revenue bonds                             1,716            34        7.86%          1,248         24         7.69%
   Residential mortgages                              343,793         6,025        7.01%        263,780      4,478         6.79%
   Home equity                                         34,269           858       10.02%         21,421        475         8.87%
   Consumer                                             8,806           244       11.08%          9,903        257        10.38%
   Overdrafts                                             637            --                         730         --           --
                                                  -----------    ----------                 -----------   --------
       Total Loans                                    775,169        15,900        8.20%        627,221     12,300         7.84%
                                                  -----------    ----------                 -----------   --------
                Total earning assets                1,227,728        24,342        7.93%      1,184,702     19,795         6.68%
                                                                 ----------                               --------
   Non - earning assets                                73,143                                    59,976
                                                  -----------                                ----------
                Total assets                      $ 1,300,871                                $1,244,678
                                                  ===========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   NOW accounts                                   $   133,146           244        0.73%    $   116,193        240         0.83%
   Regular  savings                                   148,456         1,159        3.12%        169,486      1,228         2.90%
   Money Market accounts                              165,402         1,617        3.91%        149,419      1,169         3.13%
   Time certificates of deposit                       289,722         4,615        6.37%        156,612      1,916         4.89%
                                                  -----------    ----------                 -----------   --------
        Total interest bearing deposits               736,726         7,635        4.15%        591,710      4,553         3.08%
                                                  -----------    ----------                 -----------   --------
Borrowings
   Federal Home Loan Bank                             217,149         3,488        6.42%        335,477      4,633         5.52%
   Other short-term borrowings                         29,016           413        5.69%         25,090        265         4.22%
                                                  -----------    ----------                 -----------   --------
        Total borrowings                              246,165         3,901        6.34%        360,567      4,898         5.43%
                                                  -----------    ----------                 -----------   --------
           Total interest bearing liabilities         982,891        11,536        4.69%        952,277      9,451         3.97%
                                                                 ----------                               --------
Demand deposits                                       221,020                                   193,429
Non-interest bearing liabilities                        6,971                                    11,187
Stockholders' equity                                   89,989                                    87,785
                                                  -----------                                ----------
                Total liabilities & equity        $ 1,300,871                                $1,244,678
                                                  ===========                                ==========
Net interest income/ spread                                       $  12,806        3.24%                  $ 10,344         2.71%
                                                                  =========                               ========
Net interest margin (NII/Avg Earning Assets)                                       4.15%                                   3.49%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                              VOLUME/RATE ANALYSIS
           Three months ended September 30, 2000 vs September 30, 1999


                                                      Changes in income/expense due to
                                                     -----------------------------------
                                                        Volume        Rate        Total
                                                     -----------    --------    --------
                                                        (Dollar amounts in thousands)
EARNING ASSETS
Securities
   Mortgage-backed securities                          $  (389)     $   379     $   (10)
   U.S. Government CMOs                                   (555)         691         136
   U.S. Government agencies                                (71)          55         (16)
   Other CMOs                                             (540)         329        (211)
   State & municipal agencies                              (91)         121          30
   Other  securities                                        66          952       1,018
                                                       -------      -------     -------
       Total securities                                 (1,580)       2,527         947
                                                       -------      -------     -------
Loans
   Commercial                                               38          114         152
   Commercial construction                                 487           33         520
   Residential construction                                246           88         334
   Commercial mortgages                                    403          263         666
   Industrial revenue bonds                                  9            1          10
   Residential mortgages                                 1,392          155       1,547
   Home equity                                             306           77         383
   Consumer                                                (30)          17         (13)
                                                       -------      -------     -------
       Total Loans                                       2,851          748       3,599
                                                       -------      -------     -------
                Total earning assets                     1,271        3,275       4,546
                                                       -------      -------     -------

INTEREST BEARING LIABILITIES
Deposits
   NOW accounts                                             33          (29)          4
   Regular  savings                                       (160)          91         (69)
   Money Market accounts                                   142          306         448
   Time certificates of deposit                          1,890          809       2,699
                                                       -------      -------     -------
        Total interest bearing deposits                  1,905        1,177       3,082
                                                       -------      -------     -------
Borrowings
   Federal Home Loan Bank                               (1,782)         637      (1,145)
   Other short-term borrowings                              49           99         148
                                                       -------      -------     -------
        Total borrowings                                (1,733)         736        (997)
                                                       -------      -------     -------
                Total interest bearing liabilities         172        1,913       2,085
                                                       -------      -------     -------
Net changes due to volume/rate                         $ 1,099      $ 1,362     $ 2,461
                                                       =======      =======     =======

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              RESULTS OF OPERATIONS
          Three Months ended September 30, 2000 vs September 30, 1999

Sources of funds

           As shown in the table on page 7, average interest bearing deposits increased $145.0 million or 24.5% during the third quarter 2000 versus the third quarter 1999 including acquired deposits of the Bank's new offices in Falmouth and Wareham. With exception to the lower rate on NOW accounts, the cost of those funds rose in the 2000 period as management increased deposit rates in response to generally rising market rates. During the second quarter, the Company introduced a one year certificate of deposit with an aggressive and popular 7.20%APY. Concurrently, average borrowed funds, notably FHLB borrowings, declined in the 2000 period while rates paid on these borrowed funds increased. The remaining sources of funds, i.e., noninterest bearing demand deposits, other liabilities and capital, averaged 8.7% higher, including average demand deposit growth of $27.6 million or 14.3% again, including acquired deposits. In total, average sources of funds increased $56.2 million or 4.5% period to period, while the average cost of interest bearing funds increased from 3.97% during the quarter ended September 30, 1999 to 4.69% for the same period in 2000.

Uses of funds

           When compared to the third quarter of 1999, average earning assets were higher in 2000 by 3.6% with a 23.6% increase in average loans outstanding partially offset by reduced investments. Average earning assets approximated 95% of average total assets in each period. Loan growth was spearheaded by residential mortgage, home equity and related construction lending, up a combined $108.7 million or 33.2% in an active local market. Combined commercial lending activities contributed another $40.4 million or 14.0% growth. Consistent with the general rise in market rates, the average yield on earning assets rose to 7.93% for the three months ended September 30, 2000 from the 6.68% reported for the comparable period in 1999.

Net interest income

           Net interest income was $12.8 million for the three months ended September 30, 2000 as compared to $10.3 million for the same period in 1999, up 23.8%. The spread and net interest margin ratios were 3.24% and 4.15%, respectively, for the quarter just completed, as compared to 2.71% and 3.49%, respectively, for the comparable 1999 period. As shown in the Volume/Rate Analysis table on page 8, the Company's net interest income improved in both volume and rate categories during the third quarter 2000 as compared to the same quarter last year.

Provision for  loan losses

           No provisions were made to the reserve for possible loan losses in the quarters ended September 30, 2000 or 1999. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

           Non-interest income totaled $3.99 million for the three months ended September 30, 2000, virtually identical to that earned during the same period in 1999. New revenues from insurance activities were offset by reduced electronic banking fees and lower net gains on sales of securities. The former resulted from the sale of the credit card merchant portfolio in late 1999, a portfolio which had historically generated seasonally high income.

PART I  FINANCIAL INFORMATION
 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expenses

           During the third quarter of 2000, noninterest expenses totaled $10.2 million, $1.9 million or 23.6% greater than the expenses of the comparable period last year. Approximately one half of this increase reflect direct expenses of the newly acquired insurance agency, one time conversion costs relating to the newly acquired branches, and amortization of intangibles arising from both acquisitions. Salaries and benefits, the largest combined category of expense, rose $901 thousand or 19.9% to total $5.0 million for the third quarter of 2000. While salaries and commissions increased 9.3% in 2000 versus 1999, deferred origination costs on residential mortgages declined such that the total increased $401 thousand or nearly 12.8%. Increased benefits expenses include a greater current provision for possible performance-based compensation awards at year end, consistent with increased profitability thus far in 2000. Higher marketing and printing costs reflect the Company's entrance into new markets, i.e., Wareham, Massachusetts and insurance services. All other expense categories are in line with management expectations .

Minority interest

           The third quarter minority interest on the 49% minority holding of Murray & MacDonald Insurance Services, Inc. includes some initial investment in increasing that company's ability to provide additional service to its enlarged customer base.

Income taxes

           Combined State and Federal income tax expense was $2.2 million for the quarter ended September 30, 2000 and $2.2 million was recorded for the same quarter in 1999. The combined effective State and Federal tax rate was 33.5% of pretax income in the third quarter of 2000 and 36.2% of pretax net income for 1999.

Net income

           Consolidated net income of $4.4 million, represented earnings per share of $0.51 for the three months ended September 30, 2000 as compared to $3.9 million or $0.43 per share for the comparable quarter last year. Annualized returns on average assets and average equity were 1.34% and 19.3%, respectively, for the three months ended September 30, 2000 as compared to 1.23% and 17.40%, respectively, for the prior comparable period.









              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                    NET INTEREST INCOME, NET INTEREST MARGIN
                      Nine Months Ended September 30, 2000


                                                                   2000                                       1999
                                                 ---------------------------------------     --------------------------------------
                                                                   Interest    Average                       Interest     Average
                                                     Average       Income/      Yield          Average       Income/       Yield
                                                     Balance       Expense    Rate Paid        Balance       Expense     Rate Paid
                                                 --------------   ----------  ---------      -----------    ---------    --------
                                                                             (Dollar amounts in thousands)
ASSETS
Securities
   Mortgage-backed securities                     $   29,119     $  1,697       7.77%        $   67,636      $ 2,446       4.82%
   U.S. Government CMOs                              135,188        7,395       7.29%           149,747        5,566       4.96%
   U.S. Government agencies                           27,981        1,369       6.63%            27,420        1,166       5.67%
   Other CMOs                                         54,345        2,879       7.06%            67,989        2,724       5.34%
   State & municipal agencies                         20,039          691       6.07%            21,742          610       4.86%
   Other  securities                                 206,047       10,521       6.92%           198,939        8,489       5.69%
   Unrealized (losses) gains                          (2,636)          --         --                682           --         --
                                                   ----------   ----------                   -----------     --------
       Total securities                              470,083       24,552       7.08%           534,155       21,001       5.24%
                                                   ----------   ----------                   -----------     --------
Loans
   Commercial                                         79,584        5,754       9.80%            74,212        5,043       9.06%
   Commercial construction                            28,483        2,005       9.40%            13,451          893       8.85%
   Residential construction                           52,396        2,486       6.23%            39,031        1,712       5.85%
   Commercial mortgages                              216,032       14,823       9.17%           204,553       13,593       8.86%
   Industrial revenue bonds                            1,297           82      11.87%             1,312           74      10.57%
   Residential mortgages                             317,450       16,390       6.88%           256,165       12,851       6.69%
   Home equity                                        29,252        2,117       9.67%            21,062        1,361       8.62%
   Consumer                                            8,692          677      10.39%            10,418          789      10.10%
   Overdrafts                                            469           --         --                645           --         --
                                                   ----------   ----------                   -----------     --------
       Total Loans                                   733,655       44,334       8.08%           620,849       36,316       7.80%
                                                   ----------   ----------                   -----------     --------
                Total earning assets               1,203,738       68,886       7.71%         1,155,004       57,317       6.62%
                                                                ----------                                   --------
   Non - earning assets                               59,951                                     54,728
                                                   ----------                                -----------
                Total assets                      $1,263,689                                 $ 1,209,732
                                                   ==========                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   NOW accounts                                   $  121,475          680       0.75%        $  112,355      $   690       0.82%
   Regular savings                                   149,684        3,463       3.09%           162,185        3,488       2.87%
   Money Market accounts                             148,750        4,083       3.67%           143,788        3,314       3.07%
   Time certificates of deposit                      220,917        9,675       5.85%           153,158        5,604       4.88%
                                                   ----------   ----------                   -----------     --------
        Total interest bearing deposits              640,826       17,901       3.73%           571,486       13,096       3.06%
                                                   ----------   ----------                   -----------     --------
Borrowings
   Federal Home Loan Bank                            315,825       14,418       6.09%           356,294       14,378       5.38%
   Other short-term borrowings                        24,680        1,003       5.43%            19,287          583       4.03%
                                                   ----------   ----------                   -----------     --------
        Total borrowings                             340,505       15,421       6.05%           375,581       14,961       5.31%
                                                   ----------   ----------                   -----------     --------
           Total interest bearing liabilities        981,331       33,322       4.54%           947,067       28,057       3.95%
                                                                ----------                                   --------

Demand deposits                                      186,769                                    167,692
Non-interest bearing liabilities                       7,644                                      9,783
Stockholders' equity                                  87,945                                     85,190
                                                   ----------                            ---------------
                Total liabilities & equity        $1,263,689                             $    1,209,732
                                                   ==========                            ===============
Net interest income/ spread                                      $ 35,564       3.18%                        $  29,260       2.67%
                                                                  =======                                     ========

Net interest margin (NII/Avg Earning Assets)                                    3.95%                                        3.38%


PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                              VOLUME/RATE ANALYSIS
           Nine months ended September 30, 2000 vs September 30, 1999



                                                               Changes in income/expense due to
                                                           ----------------------------------------
                                                             Volume           Rate         Total
                                                           -----------     ----------    ----------
                                                                 (Dollar amounts in thousands)
EARNING ASSETS
Securities
   Mortgage-backed securities                              $ (1,821)         $ 1,072       $  (749)
   U.S. Government CMOs                                        (669)           2,498         1,829
   U.S. Government agencies                                      26              177           203
   Other CMOs                                                  (635)             790           155
   State & municipal agencies                                   (70)             151            81
   Other  securities                                            336            1,696         2,032
                                                            --------       ----------    ----------
       Total securities                                      (2,833)           6,384         3,551
                                                            --------       ----------    ----------
Loans
   Commercial                                                   380              331           711
   Commercial construction                                    1,030               82         1,112
   Residential construction                                     606              168           774
   Commercial mortgages                                         777              453         1,230
   Industrial revenue bonds                                      (1)               9             8
   Residential mortgages                                      3,122              417         3,539
   Home equity                                                  562              194           756
   Consumer                                                    (133)              21          (112)
                                                            --------       ----------    ----------
       Total Loans                                            6,343            1,675         8,018
                                                            --------       ----------    ----------
                Total earning assets                          3,510            8,059        11,569
                                                            --------       ----------    ----------

INTEREST BEARING LIABILITIES
Deposits
   NOW accounts                                                  54              (64)          (10)
   Regular savings                                             (280)             255           (25)
   Money Market accounts                                        126              643           769
   Time certificates of deposit                               2,729            1,342         4,071
                                                            --------       ----------    ----------
        Total interest bearing deposits                       2,629            2,176         4,805
                                                            --------       ----------    ----------
Borrowings
   Federal Home Loan Bank                                    (1,742)           1,782            40
   Other short-term borrowings                                  191              229           420
                                                            --------       ----------    ----------
        Total borrowings                                     (1,551)           2,011           460
                                                            --------       ----------    ----------
                Total interest bearing liabilities            1,078            4,187         5,265
                                                            --------       ----------    ----------
Net changes due to volume/rate                             $  2,432          $ 3,872       $ 6,304
                                                            ========       ==========    ==========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              RESULTS OF OPERATIONS
           Nine months ended September 30, 2000 vs September 30, 1999

Sources of funds

           As shown in the table on page 11, average interest bearing deposits outstanding increased $69.3 million when comparing the nine months of 2000 versus the same period in 1999 and include deposits acquired during the second quarter, 2000. With exception to lowered rates on NOW accounts, the cost of those funds was greater in the 2000 period as management raised deposit rates in response to generally rising market rates. Average borrowed funds decreased $35.0 million in the 2000 period. The rates paid on these borrowed funds were higher than in the 1999 period, again reflecting the general rise in market rates. The remaining sources of funds, i.e., noninterest bearing demand deposits, other liabilities and capital, averaged 7.5% higher in the 2000 period, including demand deposit growth of $19.1 million or 11.4%. In total, average sources of funds increased $54.0 million or 4.5% while the average cost of interest bearing funds rose from 3.95% during the nine months ended September 30, 1999 to 4.54% in 2000.

Uses of funds

           Average loans were higher by $112.8 million or 18.2% in 2000 while investments were lower by $64.1 million or 12.0%, and on a combined basis, approximated 95% of average total assets during each period. Loan growth was spearheaded by residential mortgage, home equity and related construction lending, up $82.8 million or 26.2% in an active local market. Accordingly, the investment portfolio declined in size with reductions occurring primarily in mortgage related categories. During the nine months ended September 30, 2000 the average yield on earning assets rose to 7.71% from the 6.62% reported for the comparable period in 1999.

Net interest income

           Net interest income was $35.6 million for the nine months ended September 30, 2000 as compared to $29.3 million for the same period in 1999, up 21.5%. The spread and net interest margin ratios were 3.18% and 3.95%, respectively, for the nine months ended September 30, 2000 as compared to 2.67% and 3.38%, respectively, for the comparable 1999 period. While consumer attraction to lower residential mortgage rate opportunities lowered yields on the residential mortgage portfolio and the securities portfolio in 1999, interest rates have been rising in 2000, thereby having the opposite effect. These factors, along with increased commercial and commercial real estate construction lending, are significant contributors to the increased net interest income. As shown on the Volume/Rate Analysis on page 12, the Company's net interest income improved on both volume and rate increases during the first nine months of 2000 as compared to the same period in 1999.

Provision for possible loan losses

           No provisions were made to the reserve for possible loan losses in the quarters ended September 30, 2000 or 1999. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover possible losses.

Non-interest income

           Non-interest income totaled $12.0 million for the nine months ended September 30, 2000, up $865 thousand or 7.8% compared to the $11.2 million earned during the same period in 1999. Higher Financial Advisor (trust and investment) fees, loan fees and insurance commissions contributed to this increase, along with increased income from electronic banking. See also comments regarding noninterest income changes during the third quarter

PART I  FINANCIAL INFORMATION
 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


2000 within this document entitled "Results of Operations - Three Months ended September 30, 2000 vs Three Months ended September 30, 1999".

Non-interest expense

           During the first nine months of 2000, noninterest expenses totaled $28.2 million, $4.4 million or 18.5% greater than the expenses of the comparable period last year. Salaries and benefits, the largest combined category of expense, rose $2.2 million or 17.1% to total $15.1 million for the first nine months of 2000 while All other expenses increased $539 thousand reflecting one-time write-offs of $303 thousand and an increased commitment to training and education, as reported in the first quarter of 2000. Other expense categories reflect, in part, additional expenses of the insurance services operation, one time conversion expenses of new branches, amortization of intangibles resulting from acquisitions, and general increases in the cost of Bank operations in accordance with expectations.

Minority interest

           The year-to-date minority interest on the 49% minority holding of Murray & MacDonald Insurance Services, Inc. includes some initial investment in increasing that company's ability to provide additional service to its enlarged customer base.

Income taxes

           The combined State and Federal income tax expense was $6.6 million for the nine months ended September 30, 2000, up $579 thousand or 9.6% over the same period last year on higher pretax income. The combined effective State and Federal tax expense equaled 33.9% of pretax income thus far in 2000 as compared to 36.2% in 1999.

Net income

           Consolidated net income was $12.8 million representing earnings per share of $1.49 for the nine months ended September 30, 2000 as compared to $10.6 million or $1.18 per share for the comparable nine months ended September 30, 1999. Annualized returns on average assets and average equity were 1.36% and 19.5%, respectively, for the nine months ended September 30, 2000 as compared to 1.17% and 16.65%, respectively, for the nine months ended September 30, 1999.






              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

           The Company had $1.33 billion of consolidated total assets, $983.4 million of deposits and $94.0 million of stockholders' equity at September 30, 2000. Its capital to assets ratio was 7.05%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1999, Securities available for sale, at fair value, decreased $70.4 million or 15.2%, while portfolio loans, net of reserves, increased $121.9 million or 18.4%. Deposits increased $217.4 million or 28.4% while borrowed funds decreased $122.6 million or 33.4%.

Investment Securities

           The  adjusted  cost  and   estimated   market  values  of  investment
securities available for sale at September 30, 2000 and December 31, 1999 were as follows:




                                                                        September 30, 2000
                                                                         ( in thousands)
                                              -------------------------------------------------------------------------
                                                                     Gross              Gross            Estimated
                                                  Amortized        Unrealized         Unrealized           Market
                                                    Cost             Gains              Losses              Value
                                              ---------------    --------------    ---------------     ----------------
U. S. Government agency CMOs                   $   138,934        $      946         $    4,364         $    135,516
Other U. S. Government agencies                     23,428                 3                396               23,035
Other collateralized mortgage obligations           46,134               857                295               46,696
State and municipal obligations                     18,336               ---                ---               18,336
Other debt securities                              169,446               630                749              169,327
                                               ------------       -----------        -----------        -------------
               Totals                          $   396,278        $    2,436         $    5,804         $    392,910
                                               ============       ===========        ===========        =============


                                                                         December 31, 1999
                                                                           (in thousands)
                                              -------------------------------------------------------------------------
                                                                    Gross              Gross             Estimated
                                               Adjusted          Unrealized         Unrealized             Market
                                                 Cost               Gains             Losses               Value
                                              ---------------    --------------    ---------------     ----------------
U. S. Government agency CMOs                   $   176,935        $    2,234         $    4,444         $    174,725
Other U. S. Government agencies                     16,819                 3                266               16,556
Other collateralized mortgage obligations           79,425               535                677               79,283
State and municipal obligations                     20,596               ---                ---               20,596
Other debt securities                              172,542               429                752              172,219
                                               ------------       -----------        -----------        -------------
               Totals                          $   466,317        $    3,201         $    6,139         $    463,379
                                               ============       ===========        ===========        =============



           Investment securities declined $70.5 million to $392.9 million at September 30, 2000, with deference to significant loan growth. Reductions primarily occurred in U.S. Government and other collateralized mortgage obligations. At September 30, 2000, Other debt securities consisted of approximately $137.0 million floating rate and $32.3 million short term fixed rate securities, nearly all backed by assets other than residential mortgages.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

           Sales of securities produced net gains of $45 thousand during the quarter ended September 30, 2000 compared to net gains of $224 thousand during the same period in 1999. Net gains on security sales amounted to $73 thousand and $283 thousand for the nine months ended September 30, 2000 and 1999, respectively.

Loans
           The following is a summary of the Company's outstanding loan balances as of the dates indicated.



                                          September 30,        December 31,
                                              2000                 1999
                                          ------------        -------------
                                                    (in thousands)
Mortgage loans on real estate:
       Residential                         $   367,795        $    290,722
       Commercial                              222,999             203,987
       Construction                             91,957              68,809
       Equity lines of credit                   35,426              23,036
                                            -----------        ------------
                                               718,177             586,554
                                            -----------        ------------
Other loans
       Commercial                               68,544              77,776
       Industrial revenue bonds                  1,668               1,137
       Consumer                                  9,068               9,275
                                            -----------        ------------
                                                79,280              88,188
                                            -----------        ------------
Total loans                                    797,457             674,742
Less: Allowance for loan losses                (11,973)            (11,158)
                                            -----------        ------------
Loans, net                                 $   785,484        $    663,584
                                            ===========        ============
Loans held for sale                        $       165        $        200
                                            ===========        ============


           Portfolio loans increased $122.7 million or 18.2% to $797.5 million at September 30, 2000 as compared to December 31, 1999, led by residential mortgage loans and equity lines of credit which increased a combined $89.5 million or 28.5%. During the period, new residential mortgage volume in the residential loan category included originations of $5.4 million at fixed rates and $60.1 million at adjustable rates. Commercial real estate loans increased $19.0 million or 9.3% while combined residential and commercial real estate construction loans increased $23.1 million or 33.6%. Included in this latter category are a number of new loan participations for the construction of office buildings in the Boston area. Commercial loans decreased $9.2 million or 11.9% as the seasonal upswing in the economy enabled businesses to pay balances down.

           Non performing assets and loan loss experience:

           As shown in the next table, non-performing assets were $3.8 million or 0.28% of total assets at September 30, 2000 compared to $3.3 million or 0.27% of total assets at December 31, 1999. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




                                                       September 30,                December 31,
                                                           2000                         1999
                                                       ------------                ----------------
                                                                    (in thousands)
Nonaccrual loans                                        $   2,270                     $  1,777
Loans past due 90 days or more and still accruing            ----                         ----
Property from defaulted loans                               1,500                        1,500
                                                        ----------                    ---------
              Total non-performing assets               $   3,770                     $  3,277
                                                        ==========                    =========

Restructured troubled debt performing in accordance
  with amended terms, not included above                $     239                     $    626
                                                        ==========                    =========



The following is a summary of the activity in the reserve for loan losses for the indicated periods:


                                                      Nine months ended September 30,
                                                   2000                             1999
                                             ----------------                 ---------------
                                                             (in thousands)
Balance at the beginning of the period         $   11,158                       $   11,108
Provisions                                            ---                              ---
Recoveries                                            966                              542
                                               -----------                      -----------
                                                   12,124                           11,650
Less: Charge-offs                                    (151)                            (336)
                                               -----------                      -----------
Balance at the end of the period               $   11,973                       $   11,314
                                               ===========                      ===========



           Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.50% of total loans at September 30, 2000, 1.65% at December 31, 1999 and 1.80% at September 30, 1999. Management considers the reserve to be adequate at September 30, 2000, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

           The Company had outstanding commitments to originate new residential and commercial mortgages of $33.0 million at September 30, 2000 and $57.0 million at December 31, 1999. Additional unadvanced funds on various loan types at September 30, 2000 are shown in the next table.




              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                Additional Unadvanced Loan Commitments

                                 September 30,       December 31,
                                     2000                1999
                                   ---------           ---------
                                           (in thousands)
Commercial loans
     Dealer floor plan             $  11,999           $   8,067
     Lines of credit                  42,320              54,735
     Other                             4,435               1,781
Commercial mortgages
     Construction                     17,547              20,197
     Other                             1,043                 613
Residential mortgages
     Home equity                      42,457              34,734
Consumer loans
     Lines of credit                   2,812               2,023
                                    ---------           ---------
          Total                    $ 122,613           $ 122,150
                                    =========           =========


Deposits

           The following table is a summary of deposits outstanding as of the dates indicated:


                                                September 30,     December 31,
                                                    2000              1999
                                                ------------      -------------
                                                        (in thousands)

Demand deposits                                 $    221,639      $    167,624
NOW accounts                                         140,730           120,307
Savings deposits                                     148,194           158,142
Money market accounts                                168,314           138,287
Certificates of deposit greater than $100,000         89,270            60,666
Other time deposits                                  215,329           121,038
                                                 ------------      ------------
          Total deposits                        $    983,476      $    766,064
                                                 ============      ============


           Reflecting core deposit growth, the recent acquisition of branches in Wareham and Falmouth, Massachusetts and the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 20 herein, total deposits at September 30, 2000 were $217.4 million or 28.4% higher than total deposits at December 31, 1999. Generally, the Company's strategy is to price deposits that reflect national market rates, offering higher alternative rates based on increasing amounts deposited. Between May and September 2000, the Bank initiated a premium offering rate of 7.20%APY for a one-year CD which has proven successful. Also during the second quarter 2000, the Company accepted $25 million brokered deposits, included in Other time deposits in the table above. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowed Funds

           Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At September 30, 2000, borrowed funds totaled $244.7 million, nearly $122.6 million or 33.4% lower than borrowed funds at December 31, 1999. This decrease responds to the previously described deposit growth during the period.

Stockholders' Equity

           The Company's capital to assets ratio was 7.05% at September 30, 2000 compared to 6.96% December 31,1999.

           The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of September 30, 2000:

                                             Minimum      September 30, 2000
                                            Regulatory    ------------------
                                            Guidelines     Company     Bank
                                           -----------    ---------  -------

   Tier 1 leverage capital                    3.00%         6.61%      6.46%

   Tier 1 capital to risk-weighted assets     4.00%         9.66%      9.38%

   Total capital to risk-weighted assets      8.00%        10.90%     10.63%



           The Company's book value at September 30, 2000 was $10.93 per share compared to $9.95 per share at December 31, 1999.

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

           As a result of these  efforts  and  assurances,  the  Company has not
experienced   computer  failures  of  any  kind  affecting  either  internal  or subcontracted computer processing as of September 30, 2000.

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

           There  have  been  no  material   changes  in  the  quantitative  and
qualitative disclosures about market risk as of September 30, 2000 from those presented in the Company's 1999 Annual Report.

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

           Not applicable

ITEM 3.  Defaults Upon Senior Securities

           Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

ITEM 5.  Other information

           Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                 Exhibit Description
                 -------------------
                 27 Financial data schedule

           (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           (Registrant) CCBT FINANCIAL COMPANIES, INC.
                        -----------------------------

             Date:  November 9, 2000
                  ------------------------------------------------------

             /s/ Stephen B. Lawson
             -----------------------------------------------------------
             Stephen B. Lawson,  President and Chief Executive Officer


             /s/ Noal D. Reid
             -----------------------------------------------------------
             Noal D. Reid,  Chief Financial Officer and Treasurer






               The remainder of this page intentionally left blank