Form 10-K
period 2000-12-31
CCBT FINANCIAL COMPANIES INC
filed 2001-03-15
CIK 1074972

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000 - Commission File No. 000-25381

                         CCBT FINANCIAL COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

     Massachusetts                                      04-3437708
(State of Incorporation)                  (I.R.S. Employer Identification No.)

495 Station Avenue, South Yarmouth, Massachusetts                   02664
   (Address of principal executive office)                        (Zip Code)

            (Registrant's telephone #, incl. area code): 508-394-1300

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
       None

           Securities registered pursuant to Section 12(g) of the Act:

   Title of class                     Name of each exchange on which registered
--------------------                  -----------------------------------------
Common Capital Stock                       The Nasdaq Stock Market, Inc.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $22.25 price on February 21, 2001, on the Nasdaq National Market was $188,751,445. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

     As of February 21, 2001, 8,608,048 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the CCBT Financial Companies, Inc. Notice of Annual Meeting and definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. CCBT Financial Companies, Inc. (the "Company" or the "Registrant") may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission ("SEC"), in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," beginning on page 4. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements. The Company assumes no obligations to update any forward-looking statements.

                                     PART I

Item 1. Business.

General.

     The Company was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name CCBT Bancorp, Inc. at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, the Company became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for the Company's common stock (the "Reorganization"). At a special stockholders' meeting held July 29, 1999, CCBT Bancorp, Inc.'s name was changed to CCBT Financial Companies, Inc. This name change became effective September 23, 1999. The Bank's charter was converted to a national bank on September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank.

     Cape Cod Bank and Trust Company, N.A. is the main operating subsidiary of the Company and is a federally chartered commercial bank with trust powers. The present Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of Cape Cod Bank and Trust Company, N.A. is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 27 other banking offices located in Barnstable and Plymouth Counties in Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation, of the Federal Reserve System and the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2000, the Bank employed 356 people on a full-time basis and another 81 people on a part-time basis.

     Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 1999 and 1998 financial statements to conform to the 2000 presentation.

     During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 453,016 shares (5.0%) during 1999, at an average cost of $16.33 per share.

     During the second quarter of 1999, the Company formed a real estate investment trust as a subsidiary of the Bank to utilize several advantages afforded to the Bank, such as a way of centralizing mortgages more efficiently, the flexibility to raise additional capital and beneficial tax treatment provided by the structure of a real estate investment trust. Under the name of CCBT Preferred Corp., this new corporation purchased 100% of the commercial mortgage loans of the Bank on May 14, 1999, and retained the Bank as servicer of those loans.

     During the second quarter of 2000, the Company, through its wholly-owned subsidiary, Cape Cod Bank & Trust Company N.A., acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts, a full service insurance Agency offering property, casualty, life, accident and health products to clients on Cape Cod. The Agency has been in business since 1972 and has license agreements with more than thirty insurance firms. As part of the transaction, Murray & MacDonald President Douglas D. MacDonald will continue as President of the Agency, and will direct all insurance activities for the Bank.

     In addition to the acquisition of Murray & MacDonald Insurance Services, Inc., the Company also completed its acquisition of two branch banking offices, in Falmouth and Wareham, Massachusetts, from Fleet Bank during the second quarter of 2000. These branches added approximately $55 million in deposits at a 15.5% premium, at June 30, 2000.

     Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered in Barnstable County. It offers a wide range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.

     The Company's principal sources of revenue are loans and investments, which accounted for 85% of gross income during 2000. Of the remaining portion, 2% was received from service charges. The balance was derived from Trust Department services income and other items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services, and insurance services. The Company also owns and maintains 32 automated teller machines which are connected to the AMEX, CIRRUS, NYCE, and PLUS networks. Trust Department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts. The Company has no foreign operations.

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

     Competition for the attraction and retention of deposits arises primarily from other commercial banks, thrift institutions, co-operative banks, and credit unions having a presence within and around the market area served by the Bank's main office and its community branches and ATM network. There are approximately twelve of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms that offer stocks, bonds, mutual funds, and other investment alternatives to the general public. The Company competes on its ability to satisfy such requirements of savers and investors as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings. Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

     Federal Securities Laws. Upon consummation of the Reorganization, the reporting obligations of the Bank under the Securities Exchange Act of 1934 ("Exchange Act"), as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the SEC. In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

Risk Factors And Factors Affecting Forward Looking Statements

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors below, changes in the volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described under "Risk factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements. The Company assumes no obligations to update any forward-looking statements.

     The Company's Expansion into Non-banking Activities. During the second quarter of 2000, the Company, through its wholly-owned subsidiary, Cape Cod Bank and Trust Company N.A., acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc. (See "Business - General".) Although the Company has significant experience in providing bank-related services, this expertise may not assist us in our expansion into non-banking activities. As a result, we may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters; and (2) an inability to attract and retain qualified employees with experience in these non-banking activities. See "Business."

     The Bank's Business is Seasonal and is Largely Dependent Upon the Market Area on Cape Cod. The Company experiences a wide swing in its liquidity each year as a result of the dependence of its customer base on the seasonal tourist and vacation business on Cape Cod. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod. A decline in the economy on Cape Cod, or in the United States generally, may have a material adverse effect on the operating results of the Company.

     General Business Risks Could Adversely Impact the Company's Business. The banking business is subject to various business risks. Continued success depends in large part on the contributions of our senior management personnel. The volume of loan originations is dependent upon demand for loans of the type originated and serviced by the Company and the competition in the marketplace for such loans. The level of consumer confidence, fluctuations in real estate values, fluctuations in prevailing interest rates and fluctuations in investment returns expected by the financial community could combine to make loans of the type originated by the Company less attractive. In addition, the Company may be adversely affected by other factors that could (a) increase the cost to the borrower of loans held by the Company, (b) create alternative lending sources for such borrowers or (c) increase the cost of funds of the Bank at a rate faster than an increase in interest income, thereby narrowing net interest rate margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers were elected to their positions on April 27, 2000 to serve until the annual meeting on April 26, 2001 and until their successors are duly elected.

                        Age at                 Title and Area of                  Date Appointed        Date of
       Officer         12/31/00                 Responsibility                  to Present Position   Employment
--------------------------------------------------------------------------------------------------------------------
Stephen B. Lawson         59    President, Chief Executive Officer and Director      10/08/98          12/06/65
Robert T. Boon            46    Executive Vice President                             01/04/01          04/01/85
John S. Burnett           54    Clerk                                                10/08/98          09/07/71
Robert R. Prall           57    Executive Vice President                             01/04/01          06/01/93
Noal D. Reid              56    Chief Financial Officer and Treasurer                10/08/98          10/16/72
Larry K. Squire           53    Executive Vice President                             01/04/01          05/17/71


                           Business Experience During the Past Five Years
                           ----------------------------------------------

Stephen B. Lawson          President, Chief Executive Officer, 7/01/92 (Bank)
                           President, CEO and Director, 10/08/98 (the Company)

Robert T. Boon             Chief Trust Officer 10/13/95 (Bank)
                           Chief Investment Officer, 06/29/98 (Bank)
                           Executive Vice President, 01/04/01 (Bank)

John S. Burnett            Vice President, 12/11/80 (Bank)
                           Clerk, 10/08/98 (the Company)

Robert R. Prall            Sr. V.P., Loan Administration, 6/01/93 (Bank)
                           Chief Lending Officer, 1/01/97 (Bank)
                           Executive Vice President, 01/04/01 (Bank)

Noal D. Reid               Chief Financial Officer and Treasurer, 9/15/95 (Bank)
                           Chief Financial Officer and Treasurer, 10/08/98
                             (the Company)
                           Chief Financial Officer and Cashier, 9/01/99 (Bank)

Larry K. Squire            Chief Operating Officer, 9/15/95 (Bank)
                           Executive Vice President, 01/04/01 (Bank)

Item 2. Properties.

     A. Properties held in fee - Banking Offices of Cape Cod Bank and Trust Company, N.A.:
           1)  307 Main Street, Hyannis - Main Office
           2)  835 Main Street, Osterville - Branch Office
           3)  536 Main Street, Harwichport - Branch Office
           4)  1095 Route 28, South Yarmouth - Branch Office
           5)  40 Main Street, Orleans - Branch Office
           6)  Shank Painter Road, Provincetown - Branch Office
           7)  121 Main Street, Buzzards Bay - Branch Office
           8)  119 Route 6A, Sandwich - Branch Office
           9)  Route 6A and Underpass Road, Brewster - Branch Office
          10)  700 Route 6A, Dennis - Branch Office
          11)  397 Palmer Avenue, Falmouth - Branch Office
          12)  693 Main Street, Chatham - Branch Office
          13)  Main Street, Wellfleet - Branch Office
          14)  249 Worcester Court, Falmouth - Branch Office
          15)  237 Main Street, Wareham - Branch office
          16)  495 Station Avenue, South Yarmouth - Branch Office

     None of the above offices is subject to mortgage liens or any other material encumbrance. The main office is located in Hyannis, Massachusetts, and is a modern, two-story brick building located on approximately two acres of land. The Harwichport office and the Buzzards Bay office are somewhat larger than the remaining offices, having formerly been the main offices of the Cape Cod Trust Company and the Buzzards Bay National Bank prior to merger. The Bank also owns a house in Meredith, New Hampshire, one in Orlando, Florida, and one in Killington, Vermont, which are used as vacation sites by its employees.

     B.   Rental of Bank Premises of Cape Cod Bank and Trust Company, N.A.:

     The land on which the Hyannis Airport Rotary Office is located is leased from the Barnstable Municipal Airport for $56,199 per year until 2005. The banking office located in Pocasset on the corner of MacArthur Boulevard and Barlow's Landing Road is leased from Paul J. Medeiros for $25,000 per year plus taxes and other expenses under a lease expiring in 2005. A banking office at the intersection of Route 28 and Camp Opechee Road, Centerville is leased for $54,000 in 2001 with an increase of $2,500 per year plus taxes and other expenses under a lease expiring in 2008 with right to renew for an additional ten year period. The Route 134, South Dennis branch office is leased from Chamberlain Realty for $44,000 in 2001 and is adjusted annually with the Consumer Price Index ("CPI"). The lease expires in 2002 with right to renew for up to fifteen years. The banking office at Skaket Corners, Orleans is leased from Skaket Associates for $65,550 in 2001 and 2002; $75,380 in 2003, 2004 and 2005; and $86,690 in 2006 and 2007 plus taxes and other expenses under a lease expiring in 2007. The Bank also operates a Customer Service Center that is leased from the Davenport Realty Trust, South Yarmouth for $111,972 per year (adjustable annually with CPI) plus taxes and other expenses under a lease expiring in 2012. The banking office located in the Village Green Shopping Center on Brackett Road, North Eastham is leased from Alan G. Vadnais for $10,080 per year with a 5% increase annually under a lease expiring in 2002. The Bank also rents a building next door to the Customer Service Center from Davenport Realty Trust, South Yarmouth for $76,200 in 2001 to 2011 and $19,050 in 2012. In addition, the Bank also rents office spaces from Stop & Shop for $476,000 per year under a lease expiring in 2005. The Bank also pays rent of $24,500 for Automated Teller Machines (ATMs) in 2001.

Item 3. Legal Proceedings.

     The Company is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company and, prior to the Reorganization, of the Bank is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter. According to the Company's transfer agent, there were approximately 1,000 stockholders of record as of February 21, 2001. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                              1999                                           2000
                           --------------------------------------------   ------------------------------------------
                             First     Second      Third      Fourth        First     Second     Third     Fourth
                            Quarter    Quarter    Quarter     Quarter      Quarter    Quarter    Quarter   Quarter
Market price:  High         $19 1/8    $19 3/8    $19 1/8    $17           $15 1/4    $15 15/16  $20       $18 13/16
               Low          $16 1/8    $15 7/8    $15 1/4    $14 15/16     $12 5/8    $13 1/8    $15 1/2   $17

Dividends declared
per share                   $0.14      $0.14      $0.14      $0.14         $0.16      $0.16      $0.16     $0.16

Item 6. Selected Consolidated Financial Data.

                                              2000         1999         1998         1997         1996
                                         -----------------------------------------------------------------
                                               (Dollar amounts in thousands except per share amounts)
Total assets                              $1,403,919   $1,231,114   $1,177,530     $973,105      $817,884
Stockholders' equity                          98,729       85,650       83,542       75,636        66,603
Net interest income                           48,345       40,796       37,767       36,907        32,650
Provision for loan losses                         --           --           --           --            --
Non-interest income                           16,211       18,268       17,036       20,174        13,873
Non-interest expense                          38,226       32,517       34,196       35,642        30,985
Provision for income taxes                     9,101       10,086        8,050        8,190         6,070
Net income                                    17,229       16,461       12,557       13,249         9,468

Book value per share                          $11.47        $9.95        $9.22        $8.35         $7.35
Basic earnings per share(1)                     2.00         1.85         1.39         1.46          1.05
Diluted earnings per share                      2.00         1.85         1.38         1.46          1.05
Cash dividends per share                         .64          .56          .50          .42           .35
Return on average assets                       1.35%        1.35%        1.15%        1.45%         1.26%
Return on average stockholders' equity         19.3%        19.6%        15.8%        18.7%         15.2%

--------
(1) Based on average shares outstanding: 8,608,048 in 2000;8,876,776 in 1999; 9,061,064 in 1998 and in 1997; and 9,052,434 in 1996. (Adjusted for
     two-for-one stock distributions in 1996 and in 1998.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, and changes in the assumptions used in making such forward-looking statements. Additional factors that could cause or contribute to such differences include, but are not limited to, those described under "Risk Factors".

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

     Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered on Cape Cod in Barnstable County, Massachusetts. The Bank's twenty-eight banking offices are principally engaged in accepting deposits from individuals and businesses, and in making loans. The Bank also has a substantial Trust Department, managing assets in excess of $804 million at December 31, 2000 on behalf of its clients. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.

2000 COMPARED WITH 1999

     Source and Use of Funds. At year-end 2000, total deposits of $973,303,000 were $207,239,000, or 27% greater than at the prior year-end. Demand deposits increased $34,280,000 or 20% and NOW deposits increased $19,145,000 or 16%. Money Market deposits increased $25,506,000 or 18%, while Other Savings declined by $14,903,000 or 9%. Significant deposit growth occurred in time deposits with Certificates of Deposit greater than $100,000 increasing $35,493,000 or 59% and Other Time Deposits increasing $107,718,000 or 89% from the prior year-end. The growth in deposits can be attributed to the acquisition of approximately $55 million in deposits from Fleet Bank as well as the offering of a 7.20% APY on a one year certificate of deposit during the year. Also, during the second quarter of 2000, the Bank accepted $25 million in brokered deposits, which are included in Other Time Deposits. On average for the year, total deposits of $863,577,000 exceeded the prior year average by $113,496,000 or 15%. Demand deposits were higher on average by $22,228,000 or 13% and NOW deposits were higher on average by $10,808,000 or 9%. Money market deposits were higher on average by $9,154,000 or 6%, while Other Savings were lower by $14,848,000 on average, for a decrease of 9%. Average Certificates of Deposit greater than $100,000 increased by $36,907,000 or 93% and average Other Time Deposits increased by $49,247,000 or 41%. During 2000, Securities decreased by $76,068,000 on average or 14%, however, at year-end Securities were lower by $36,552,000 or 8% when compared to the prior year-end as the Company's investment options were more favorable during the fourth quarter of the year.

     At year-end 2000,  total loans of $848,490,000  were  $173,748,000,  or 26%
greater than at the prior year-end. Loans secured by real estate accounted for this growth with Residential Mortgages up $102,852,000 or 35%, Equity Lines of Credit up $14,342,000 or 62%, and Construction loans up $19,169,000 or 28%. Additionally, Commercial Real Estate loans increased $38,548,000 or 19%. The Company made a sizable investment in participation loans during the year, which contributed $40,052,000 in total to the Commercial Mortgage and Commercial Loan categories at December 31, 2000. On average for the year, total loans of $755,451,000 exceeded the prior year average by $125,344,000 or 20%. Residential Mortgages increased $69,373,000 on average or 26% and Equity Lines of Credit increased $9,454,000 on average or 44%. Construction loans also contributed to the growth in average loan balances, increasing $28,030,000 on average or 50%. Additional funds were utilized by management to reduce Federal Home Loan Bank borrowings, which decreased by $56,676,000 or 16% from the prior year-end.

     Net Interest Income. On average, interest rates were higher in 2000 than they were in 1999, which increased the yields on the Bank's securities and loans. The cost of the Bank's deposits and borrowings also increased, but by a smaller amount. Because of the positive spread between the return on earning assets and the cost of funds, the Bank's net interest income increased. Accordingly, net interest income increased by $7,549,000, an increase of 19%.

     Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 2000. Management determined that additions to the reserve for loan losses were unnecessary in 2000, notwithstanding the growth in the loan portfolio. Management believes that the reserve is adequate to cover the losses likely to result from loans in the current portfolio. See "Reserve for Loan Losses" below.

     Other Income and Expense. Non-interest income increased by $1,438,000 or 10% over the prior year-end results excluding the gain of $3,495,000 in 1999 on the sale of the Merchant Credit Card portfolio. Increased Financial Advisor (Trust) and Electronic Banking fees as well as the addition of revenues from insurance activities contributed to this increase. Operating expenses increased $5,764,000 or 18% over 1999. Salaries and benefits, the largest combined category of expense, accounted for $2.8 million of this increase. Increased expenses in other categories include one time conversion expenses of new branches, amortization of intangibles resulting from acquisitions and increased marketing and advertising costs to support the Company's entrance into new markets.

     Provision for Income Taxes. As a result of lower pretax income, the provision for income taxes decreased by 10%.

     Net Income. As a result of the foregoing factors, net income for 2000 was $17,228,749, an increase of 5% from the previous year.

1999 COMPARED WITH 1998

     Source and Use of Funds. At year-end 1999, total deposits of $766,064,000 were 5% greater than the prior year-end. Demand deposits increased $6,658,000 or 4% and NOW deposits increased $6,097,000 or 5%. Money market accounts and Other savings declined by $3,029,000 or 2% and $1,984,000 or 1%, respectively, while Certificates of deposit greater than $100,000 doubled, from $30,299,000 at year end 1998 to $60,666,000 at year end 1999. This significant growth of large CDs began in August and continued throughout the last trimester of the year. Management believes that this growth is attributable to highly competitive rates offered during that period while the weaker performance of other deposit types occurred largely in December and may have been related to customers' Year 2000 concerns. On average for the year, total deposits of $750,084,000 exceeded the prior year average by nearly 5%, led by greater average demand deposits, up $18,343,000 or 12%, NOW accounts, up $7,991,000 or 8%, and large denomination CDs, up $11,193,000 or 39%. Management believes that these averages reflect the strong economy on the Cape during 1999. As well, additional funds were raised through increased borrowings, notably the FHLB. While FHLB borrowings increased only modestly from year-end to year-end, 1999 average outstandings increased $80,027,000 or 29% over the 1998 comparable as the Bank continued to take long term advances to support fixed rate lending as well as to take shorter term advances for the continued purpose of making high quality investments with short effective duration.

     At year end 1999, loans totaled $674,743,000 reflecting growth of $80,923,000 or 14% over the 1998 year end. Loans secured by real estate, including residential first mortgages, up $57,190,000 or 24% and construction loans, up $20,900,000 or 44% accounted for this growth, as well as did increased commercial loans, up $7,000,000 or 10% in the latter weeks of the year. These growth statistics also reflect the strong Cape Cod economy during 1999. On average, loans were $47,400,000 or 8% greater during 1999 than during 1998, with most of that change occurring in residential mortgage outstandings. Also on the asset side, securities averaged significantly higher during 1999 as compared to 1998, up $75,281,000 or 16% reflecting utilization of the FHLB advances taken down for this purpose. In contrast, however, year end 1999 securities were $30,164,000 or 6% lower than the 1998 year end comparable, as management used maturities and paydowns to reduce FHLB advances, to respond to the late year growth of commercial loans and to provide extra cash to respond to unusual customer demands that might have arisen in relation to Year 2000 concerns.

     Net Interest Income. On average, interest rates were lower in 1999 than they were in 1998, which decreased the yields on the Bank's loans. The cost of the Bank's deposits and borrowings also decreased by a comparable amount. Because of the positive spread between the return on earning assets and the cost of funds, as well as the overall growth of deposits, borrowings, loans and investments discussed above, the Bank's net interest income increased. Accordingly, net interest income increased by $3,029,000, an increase of 8%.

     Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 1999. Management determined that additions to the reserve for loan losses were unnecessary in 1999, notwithstanding the growth in the loan portfolio.

     Other Income and Expense. Non-interest income increased $5,233,000 or 31% on increased Financial Advisor (Trust) fees, greater credit card merchant fees, and the sale of the credit card merchant portfolio, which in itself produced a pretax gain of $3,495,000. Operating expenses increased $2,322,000 or 7% over 1998 with most of this increase reflected in salaries and benefits expenses.

     Provision for Income Taxes. As a result of higher pretax income, the provisions for income taxes increased by 25%.

     Net Income. As a result of the foregoing factors, net income for 1999 was $16,461,093, an increase of 31% from the previous year.

                  MATURITY STRUCTURE OF ASSETS AND LIABILITIES
                  AND SENSITIVITY TO CHANGES IN INTEREST RATES

     As of December 31, 2000 fixed rate debt securities and loans mature as follows:

                                                         Fixed Rate
                                                -----------------------------
                                                    Debt
                                                 Securities         Loans
                                                -----------------------------
     Term to maturity:                          (Dollar amounts in thousands)
     Three months or less                        $ 48,672         $ 44,266
     Over three months through 12 months           27,147           45,812
     Over one year through five years              54,515          122,244
     Over five years                               32,257           36,848
                                                 --------         --------
     Totals                                      $162,591         $249,170
                                                 ========         ========

     Included in fixed rate debt securities are $136,959,000 of collateralized mortgage obligations, mortgage-backed securities, and other debt securities. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. The balance, largely fixed rate municipal securities, are distributed on the basis of contractual maturity. Included in loans maturing in three months or less are $880,000 of customer account overdrafts.

     As of December 31, 2000 floating rate debt securities, FHLB and FRB stock and loans reprice as follows:

                                                                 Floating Rate
                                               -----------------------------------------------
                                                   Debt           FHLB & FRB
                                                Securities          Stock             Loans
                                                ----------          -----             -----
     Term to repricing/maturity:                        (Dollar amounts in thousands)
     Three months or less                       $251,744           $23,306          $151,160
     Over three months through 12 months           8,699                --           180,805
     Over one year through five years              3,163                --           261,302
     Over five years                                 546                --             6,053
     Totals                                     $264,152           $23,306          $599,320

     Most residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

     The Company's investment securities are subject to market risk in the following ways. $287,458,000 of the investment securities owned as of December 31, 2000 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps that range from 8% to 24%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $162,591,000 of securities are fixed-rate collateralized mortgage obligations ("CMOs"), mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. Because homeowners are less likely to refinance their mortgages at higher rates, an additional characteristic of CMOs and mortgage backed securities is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

     The remaining maturity of time certificates of deposit as of December 31, 2000 was as follows:

                                                      Fixed Rate
                                        ----------------------------------------
                                                Certificates of Deposit
                                        $100,000 or more     Less than $100,000
                                        ----------------------------------------
Remaining maturity:                        (Dollar amounts in thousands)
Three months or less                      $ 54,267                $ 52,040
Over three months through 12 months         34,917                 145,708
Over one year through five years             6,820                  31,006
Over five years                                155                      --
                                          --------                --------
Totals                                    $ 96,159                $228,754
                                          ========                ========

     Other deposits may be withdrawn by the customer without notice or penalty. The rates paid thereon are reviewed each month and changed at the Company's option as often as indicated by changing market conditions.

     The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 2000 was as follows:

                                                           Fixed Rate
                                                  -----------------------------
                                                         FHLB Borrowings
                                                  -----------------------------
     Remaining maturity:                          (Dollar amounts in thousands)
     Three months or less                                  $ 149,530
     Over three months through 12 months                       9,900
     Over one year through five years                        112,901
     Over five years                                          18,956
                                                           ---------
     Totals                                                $ 291,287

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

     In addition, the Company's reserve for loan losses is periodically reviewed by the OCC as part of their examination process. The OCC may require the Company to make additions to the reserve based upon judgments different from those of management.

Non-performing Assets and Loan Loss Experience

     Non-performing assets as of December 31 were as follows:

                                                        2000       1999       1998      1997       1996
                                                        ----       ----       ----      ----       ----
                                                                   (Dollar amounts in thousands)

Nonaccrual loans                                       $2,192     $1,777     $7,468    $2,770     $3,679

Loans past due 90 days or more and still accruing          --         --         --        --        266
Property from defaulted loans                           1,500      1,500         --       621        430
                                                       ------     ------     ------    ------     ------
Total non-performing assets                            $3,692     $3,277     $7,468    $3,391     $4,375
                                                       ======     ======     ======    ======     ======
Restructured troubled debt performing in
  accordance with amended terms, not included above    $  237     $  626     $  478    $1,131     $3,439
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

     Accordingly, for loans that are shown as past due 90 days or more and still accruing, management expects that principal and interest will be repaid in full. In some instances, the Company may also be repaid in full on nonaccrual loans. Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 2000, $6,994,870 of loans were included in this category, in addition to loans reported above. The Company's loan classification system also includes a category for loans that are monitored for possible deterioration in credit quality. At December 31, 2000, $3,530,420 of loans were included in this category. In addition, it is possible that there may be losses on other loans that have not been specifically identified.

     The changes in the reserve for loan losses during the five years ended December 31 were as follows:

                                                         2000         1999        1998        1997        1996
                                                         ----         ----        ----        ----        ----
                                                                    (Dollar amounts in thousands)
      Balance, beginning of year                       $11,158      $11,108     $10,962     $11,417     $11,701
      Provision for loan losses                             --           --          --          --          --
      Charge-offs:
          Commercial loans                                (108)        (347)       (353)         --        (669)
          Construction mortgage loans                       --           --          --          --         (39)
          Commercial mortgage loans                         --         (186)        (86)        (69)         --
          Industrial revenue bonds                          --           --          --          --          --
          Residential mortgage loans                        --           --          (1)       (119)         --
          Consumer loans                                   (60)         (77)       (166)       (749)       (637)
      Recoveries on loans previously charged off:
          Commercial loans                                 826          351         475         653         792
          Construction mortgage loans                       89           60          47          --          43
          Commercial mortgage loans                        216          190         174         120         143
          Industrial revenue bonds                          --           --          --          --          --
          Residential mortgage loans                        10           --          23           8           1
          Consumer loans                                    23           59          33         101          82
                                                       -------      -------     -------     -------     -------
      Balance, end of year                             $12,154      $11,158     $11,108     $10,962     $11,417
                                                       =======      =======     =======     =======     =======

                                               2000         1999        1998        1997         1996
                                               ----         ----        ----        ----         ----
                                                            (Dollar amounts in thousands)
      Allocation of ending balance:
           Commercial loans                 $ 1,502      $ 1,457     $ 1,578     $ 1,676      $ 2,872
           Construction mortgage loans          802          755         705         521          792
           Commercial mortgage loans          5,838        5,681       5,822       6,587        5,221
           Industrial revenue bonds              16           20          23          28           33
           Residential mortgage loans         3,361        2,725       2,460       1,610        1,484
           Consumer loans                       635          520         520         540        1,015
                                            -------      -------     -------     -------      -------
      Balance, end of year                  $12,154      $11,158     $11,108     $10,962      $11,417
                                            =======      =======     =======     =======      =======

                                            2000         1999        1998        1997          1996
                                            ----         ----        ----        ----          ----
Ratio of net charge-offs (recoveries)      (0.13)%      (0.01)%     (0.03)%      0.09%         0.07%
  to average loans outstanding

     Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the reserve for loan losses were unnecessary in 2000, notwithstanding the growth in the loan portfolio. The reserve represented 1.43% of total loans at December 31, 2000, 1.65% at December 31, 1999 and 1.87% at December 31, 1998. Although management believes that upon review of loan quality and payment statistics, the reserve is adequate to cover losses likely to result from loans in the current portfolio at December 31, 2000, there can be no assurance that the reserve is adequate or that additional provisions might not become necessary.

Liquidity

     The Company normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring.

     With the exception of the year ended December 31, 1999, substantially all of the amount shown as cash and due from banks at year end is made up of checks and similar items in the process of collection or was needed to satisfy a requirement to maintain a portion of deposits in an account at the Federal Reserve. Accordingly, it does not represent a source of liquidity. At year end December 31, 1999, however, a portion of cash and due from banks was accumulated to honor potential customer demands arising from Year 2000 concerns. The Company did not experience these potential customer demands.

     In general, investment securities could also be sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral, and it has a line of credit of $5,000,000 from the Federal Home Loan Bank of Boston. The Bank may borrow from the Federal Reserve if necessary.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                   AVERAGE INTEREST RATES AND INTEREST SPREAD

     The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 2000. Nonaccrual loan balances have been included in their respective loan categories, which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 6.26%, 4.97% and 5.35% during 2000, 1999 and 1998 , respectively.

                                                                Net Interest Income, Net Interest Margin
                                                                        Years ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                    2000                          1999                             1998
                                        -----------------------------  -----------------------------  -----------------------------
                                          Average            Average    Average             Average     Average             Average
                                          Balance   Interest  Yield     Balance   Interest   Yield      Balance    Interest  Yield
                                        -----------------------------  -----------------------------  -----------------------------
                                                                       (Dollar amounts in thousands)

ASSETS
Securities:
    Mortgage-backed securities          $   27,465  $ 2,173   7.91%   $   60,641  $ 3,394   5.60%      $       --  $    --      --
    U.S. Government CMOs                   129,902    9,634   7.41%      154,257    7,893   5.12%         256,334   14,141   5.52%
    U.S. Government agencies                26,362    1,775   6.73%       26,610    1,400   5.26%          36,949    2,039   5.52%
    Other CMOs                              49,417    3,555   7.19%       72,714    4,176   5.74%          53,619    3,110   5.80%
    State and municipal obligations         19,678      921   4.68%       21,643      822   3.80%          17,494      806   4.61%
    Other securities                       209,580   14,621   6.97%      202,607   12,215   6.03%          98,795    5,624   5.69%
       Total securities                    462,404   32,679   7.07%      538,472   29,900   5.55%         463,191   25,720   5.55%
                                        ----------  -------           ----------  -------              ----------  -------
Loans:
    Commercial                              77,352    7,529   9.73%       73,487    6,650   9.05%          72,623    6,994   9.63%
    Commercial construction                 30,861    2,899   9.39%       14,937    1,342   8.98%          10,845      999   9.21%
    Residential construction                52,789    3,316   6.28%       40,683    2,388   5.87%          33,711    2,033   6.03%
    Commercial mortgages                   219,690   20,298   9.24%      204,275   18,139   8.88%         207,207   19,317   9.32%
    Industrial revenue bonds                 1,382      114   8.25%        1,278       98   7.67%           1,678      148   8.82%
    Residential mortgages                  333,308   23,199   6.96%      263,935   17,672   6.70%         223,572   15,608   6.98%
    Home equity                             30,934    3,001   9.70%       21,480    1,876   8.73%          19,866    1,868   9.40%
    Consumer                                 9,135      934  10.22%       10,032    1,042  10.39%          13,183    1,291   9.79%
                                        ----------  -------           ----------  -------              ----------  -------
       Total loans                         755,451   61,290   8.11%      630,107   49,207   7.81%         582,685   48,258   8.28%
                                        ----------  -------           ----------  -------              ----------  -------
       Total earning assets              1,217,855   93,969   7.72%    1,168,579   79,107   6.77%       1,045,876   73,978   7.07%
                                                    -------                       -------                          -------
Non-earning assets                          61,027                        52,179                           47,457
                                        ----------                    ----------                       ----------
       Total assets                     $1,278,882                    $1,220,758                       $1,093,333
                                        ==========                    ==========                       ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
    NOW accounts                        $  124,663      928   0.74%   $  113,855      936   0.82%      $  105,864    1,281   1.21%
    Regular savings                        148,790    4,639   3.12%      163,638    4,755   2.91%         161,749    5,234   3.24%
    Money Market accounts                  154,187    5,748   3.73%      145,033    4,484   3.09%         147,623    5,071   3.44%
    Certificates of Deposit of
        $100,000 or more                    76,672    5,682   7.41%       39,765    2,021   5.08%          28,572    1,525   5.34%
    Other time deposits                    168,318    9,127   5.42%      119,071    5,832   4.90%         121,216    6,479   5.35%
                                        ----------  -------           ----------  -------              ----------  -------
       Total interest bearing deposits     672,630   26,124   3.88%      581,362   18,028   3.10%         565,024   19,590   3.47%
                                        ----------  -------           ----------  -------              ----------  -------
Borrowings:
    Federal Home Loan Bank                 293,950   18,098   6.16%      356,276   19,405   5.45%         276,249   15,956   5.78%
    Other short-term borrowings             25,579    1,402   5.48%       20,898      878   4.20%          14,890      665   4.47%
                                        ----------  -------           ----------  -------              ----------  -------
       Total borrowings                    319,529   19,500   6.10%      377,174   20,283   5.38%         291,139   16,621   5.71%
                                        ----------  -------           ----------  -------              ----------  -------
       Total interest-bearing
         liabilities                       992,159   45,624   4.60%      958,536   38,311   4.00%         856,163   36,211   4.23%
                                                    -------                       -------                          -------

Demand deposits                            190,947                       168,719                          150,376
Non-interest bearing liabilities             6,614                         9,348                            7,237
Stockholders' equity                        89,162                        84,155                           79,557
                                        ----------                    ----------                       ----------
       Total liabilities & equity       $1,278,882                    $1,220,758                       $1,093,333
                                        ==========                    ==========                       ==========

Net interest income/spread                          $48,345   3.12%               $40,796   2.77%                  $37,767   2.84%
                                                    =======                       =======                          =======
Net interest margin (NII/Avg. Earning Assets)                 3.97%                         3.49%                            3.61%

                      CHANGES IN NET INTEREST INCOME DUE TO
                           CHANGES IN VOLUME AND RATE

     The effect on net interest income from changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is summarized in the following table. These amounts were calculated directly from the amounts included in the preceding table. The amount allocated to change in volume was calculated by multiplying the change in volume by the average of the interest rates earned or paid in the two periods. The amount allocated to change in rate was calculated by multiplying the change in rate by the average volume over the two periods. In 2000, higher interest rates increased interest income more than interest expense because the Company had more earning assets than interest-bearing liabilities and the rates paid on many types of deposits were not increased by as much as investment rates increased. Repayments of Federal Home Loan Bank borrowings by the Company also contributed to reduced interest expense. In 1999, lower interest rates reduced interest expense more than interest income as security portfolio yields were stable to 1998 levels overall. Greater volume in 1999 also contributed to improved net interest income.

                                                    2000 compared to 1999              1999 compared to 1998
                                              -------------------------------     ---------------------------------
                                                    Change Due to Increase             Change Due to Increase
                                                         (Decrease)                         (Decrease)
                                              -------------------------------     ---------------------------------
                                               Volume       Rate        Net        Volume       Rate        Net
                                              --------    --------   --------     ---------  ---------   ----------
                                                                 (Dollar amounts in thousands)

EARNING ASSETS
Securities:
   Mortgage-backed securities                 $(2,211)      $ 990    $(1,221)      $ 1,697    $ 1,697     $ 3,394
   U.S. Government CMOs                        (1,430)      3,171      1,741        (5,396)      (852)     (6,248)
   U.S. Government agencies                         3         372        375          (556)       (83)       (639)
   Other CMOs                                  (1,464)        843       (621)        1,119        (53)      1,066
   State & municipal obligations                  (84)        183         99           175       (159)         16
   Other securities                               517       1,889      2,406         6,073        518       6,591
                                              --------    --------   --------     ---------  ---------   ----------
         Total securities                      (4,669)      7,448      2,779         3,112      1,068       4,180
                                              --------    --------   --------     ---------  ---------   ----------

Loans:
   Commercial                                     363         516        879            81       (425)       (344)
   Commercial construction                      1,463          94      1,557           372        (29)        343
   Residential construction                       736         192        928           415        (60)        355
   Commercial mortgages                         1,397         762      2,159          (267)      (911)     (1,178)
   Industrial revenue bonds                         8           8         16           (33)       (17)        (50)
   Residential mortgages                        4,736         791      5,527         2,761       (696)      2,065
   Home equity                                    871         254      1,125           146       (139)          7
   Consumer                                       (93)        (15)      (108)         (318)        69        (249)
                                              --------    --------   --------     ---------  ---------   ----------
         Total loans                            9,481       2,602     12,083         3,157     (2,208)        949
                                              --------    --------   --------     ---------  ---------   ----------
          Total interest income                 4,812      10,050     14,862         6,269     (1,140)      5,129
                                              --------    --------   --------     ---------  ---------   ----------

INTEREST BEARING LIABILITIES
Deposits:
   NOW accounts                                    85         (93)        (8)           81       (426)       (345)
   Regular savings                               (447)        331       (116)           58       (537)       (479)
   Money Market accounts                          312         952      1,264           (85)      (502)       (587)
   Certificates of deposit
       of $100,000 or more                      2,306       1,355      3,661           584        (88)        496
   Other time deposits                          2,541         754      3,295          (110)      (537)       (647)
                                              --------    --------   --------     ---------  ---------   ----------
         Total interest bearing deposits        4,797       3,299      8,096           528     (2,090)     (1,562)
                                              --------    --------   --------     ---------  ---------   ----------

Borrowings:
   Federal Home Loan Bank                      (3,616)      2,309     (1,307)        4,491     (1,042)      3,449
   Other short-term borrowings                    227         297        524           260        (47)        213
                                              --------    --------   --------     ---------  ---------   ----------
         Total borrowings                      (3,389)      2,606       (783)        4,751     (1,089)      3,662
                                              --------    --------   --------     ---------  ---------   ----------
         Total interest bearing
           liabilities                          1,408       5,905      7,313         5,279     (3,179)      2,100
                                              --------    --------   --------     ---------  ---------   ----------

Net changes due to volume/rate                $ 3,404     $ 4,145    $ 7,549       $   990    $ 2,039     $ 3,029
                                              ========    ========   ========     =========  =========   ==========

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

     The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders' equity) would decline. At December 31, 2000, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 9.5% to 11.5%) would reduce the value of net assets by $20,407,000. On the other hand, if interest rates were to decrease, the value of net assets would increase.

     Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Company's earnings. If interest rates were to increase, net interest income would increase because the Company has more interest-earning assets than it has interest-bearing liabilities and because much of this excess amount reprices within a short period of time. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 9.5% to 7.5%) it is estimated that net interest income would decrease by $4,261,000. On the other hand, if interest rates were to increase, net interest income would increase.

     At December 31, 1999, it was estimated that the value of the net assets of the Company would decline by $6,156,000 if interest rates were to increase by 200 basis points and that the Company's net interest income would decline by $6,506,000 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Company.

Item 8. Financial Statements and Supplementary Data.

                           FINANCIAL STATEMENTS INDEX

     o    Reports of Independent Certified Public Accountants

     o    Consolidated  Statements  of Condition at December 31, 2000,  1999 and
          1998

     o Consolidated Statements of Income for the Three Years Ended December 31, 2000

     o Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000

     o Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2000

     o Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2000

     o    Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
CCBT Financial Companies, Inc.


     We have audited the consolidated statements of condition of CCBT Financial Companies, Inc. as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCBT Financial Companies, Inc. as of December 31, 2000, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP


Boston, Massachusetts
February 9, 2001

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                 -----------------------------------------------------
ASSETS                                                                 2000               1999              1998
                                                                       ----               ----              ----
   Cash and due from banks                                       $   49,371,492     $   43,415,100     $   29,383,227
   Short term interest-bearing deposits                              16,843,538          2,207,328            107,488
   Securities available for sale at fair value                      426,742,801        463,379,414        495,956,643
   Federal Home Loan Bank stock, at cost                             22,125,400         22,125,400         22,125,400
   Federal Reserve Bank stock, at cost                                1,180,700          1,096,700                 --
   Total loans                                                      848,490,319        674,742,548        593,820,277
   Less:  Reserve for loan losses                                   (12,153,944)       (11,158,126)       (11,107,633)
                                                                 --------------     --------------     --------------
   Net loans                                                        836,336,375        663,584,422        582,712,644
   Loans held for sale                                                  860,840            200,000         18,140,522
   Premises and equipment                                            16,633,912         12,396,729         12,847,002
   Deferred tax assets                                                4,512,589          4,657,933          4,992,690
   Accrued interest receivable on securities                          3,353,580          2,850,366          4,067,975
   Principal and interest receivable on loans                         4,331,987          3,156,914          3,596,836
   Intangibles                                                        9,555,425                 --                 --
   Other assets                                                      12,070,707         12,044,040          3,599,734
                                                                 --------------    --------------      --------------
           Total assets                                          $1,403,919,346     $1,231,114,346     $1,177,530,161
                                                                 ==============     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                      $  973,302,664    $  766,063,617      $  727,896,975
   Borrowings from the Federal Home Loan Bank                       291,286,797       347,962,999         343,506,683
   Other short-term borrowings                                       24,520,157        19,345,885          14,606,322
   Current taxes payable                                              2,267,117         1,721,187             255,080
   Interest payable on deposits and borrowings                        4,206,555         3,061,932           2,497,740
   Post retirement benefits payable                                   2,830,386         2,442,736           2,016,146
   Employee profit sharing retirement and bonuses payable             2,946,642         2,396,542           1,783,350
   Other liabilities                                                  3,705,815         2,469,837           1,425,465
                                                                 --------------    --------------      --------------
            Total liabilities                                     1,305,066,133     1,145,464,735       1,093,987,761
                                                                 --------------    --------------      --------------

Minority interest                                                       124,435                --                  --
                                                                 --------------    --------------      --------------

Stockholders' equity
   Common stock, par value:
           $1.00 in 2000 and 1999
           $2.50 in 1998
     Authorized: 12,000,000 shares
     Issued: 9,061,064                                                9,061,064         9,061,064          22,652,660
   Surplus                                                           27,494,890        27,494,890          13,903,294
   Undivided profits                                                 69,896,759        58,181,480          46,704,129
   Treasury stock, at cost (453,016 shares)                          (7,399,628)       (7,399,628)                 --
   Accumulated other comprehensive income                              (324,307)       (1,688,195)            282,317
                                                                 --------------    --------------      --------------
           Total stockholders' equity                                98,728,778        85,649,611          83,542,400
                                                                 --------------    --------------      --------------
           Total liabilities and stockholders' equity            $1,403,919,346    $1,231,114,346      $1,177,530,161
                                                                 ==============    ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                        for the Years Ended December 31,

                                                                         2000              1999              1998
                                                                         ----              ----              ----
INTEREST INCOME
  Interest and fees on loans                                         $61,289,410       $49,206,774       $48,258,130
  Interest on short term interest-bearing deposits                       934,679           675,357           428,027
  Interest on federal funds sold                                         107,610                --                --
  Taxable interest income on securities                               28,996,374        26,993,403        23,345,153
  Tax-exempt interest income on securities                               910,454           775,355           740,344
  Dividends on securities                                              1,730,510         1,456,359         1,206,296
                                                                     -----------      ------------      ------------
       Total interest income                                          93,969,037        79,107,248        73,977,950
                                                                     -----------      ------------      ------------

INTEREST EXPENSE
  Interest on deposits                                                26,123,306        18,028,054        19,589,900
  Interest on borrowings from the Federal Home Loan Bank              18,097,810        19,405,176        15,955,929
  Interest on other short-term borrowings                              1,402,676           877,907           665,338
                                                                     -----------      ------------      ------------
       Total interest expense                                         45,623,792        38,311,137        36,211,167
                                                                     -----------      ------------      ------------
Net interest income                                                   48,345,245        40,796,111        37,766,783
Provision for loan losses                                                     --                --                --
                                                                     -----------      ------------      ------------
Net interest income after provision for loan losses                   48,345,245        40,796,111        37,766,783
                                                                     -----------      ------------      ------------

NON-INTEREST INCOME
  Financial Advisor fees                                               6,433,397         5,957,566         5,111,716
  Deposit account service charges                                      1,967,843         1,915,777         1,513,856
  Branch banking fees                                                  3,073,595         3,049,663         3,031,343
  Electronic banking fees                                              2,001,454         1,829,980         1,752,286
  Loan servicing and other loan fees                                     232,815           167,504           164,173
  Brokerage fees and commissions                                         981,233           992,652         1,140,189
  Net gain on sales of securities                                         84,602           234,301           383,888
  Net gain on sales of loans                                              88,063           219,587           332,579
  Insurance commissions                                                  878,261                --                --
  Gain on sale of credit card merchant portfolio                              --         3,494,733                --
  Other income                                                           469,290           405,776           330,774
                                                                     -----------      ------------      ------------
       Total non-interest income                                      16,210,553        18,267,539        13,760,804
                                                                     -----------      ------------      ------------

NON-INTEREST EXPENSE
  Salaries                                                            14,399,574        12,381,649        11,578,347
  Employee benefits                                                    6,227,247         5,454,900         4,707,206
  Building and equipment                                               4,889,482         4,340,295         4,137,912
  Data processing                                                      2,721,222         2,793,269         2,666,629
  Accounting and legal fees                                              771,361           891,402           936,629
  Other outside services                                               2,104,604         1,856,415         1,896,258
  Amortization of goodwill                                               851,443                --                --
  Delivery and communications                                          1,564,002         1,376,039         1,390,952
  Directors' fees                                                        280,125           294,691           329,300
  Marketing and advertising                                            1,252,521           906,818           858,775
  Printing and supplies                                                  781,718           753,762           876,808
  Insurance                                                              376,081           285,681           336,143
  Branch conversion expenses                                             283,218                --                --
  All other expenses                                                   1,778,009         1,181,246         1,205,848
                                                                     -----------      ------------      ------------
       Total operating expense                                        38,280,607        32,516,167        30,920,807
                                                                     -----------      ------------      ------------
 Minority Interest                                                       (54,504)               --                --
                                                                     -----------      ------------      ------------
Net income before taxes                                               26,329,695        26,547,483        20,606,780
Applicable income taxes                                                9,100,946        10,086,390         8,049,834
                                                                     -----------      ------------      ------------
Net income                                                           $17,228,749       $16,461,093       $12,556,946
                                                                     ===========       ===========       ===========

Average shares outstanding                                             8,608,048         8,876,776         9,061,064
Basic earnings per share                                                   $2.00             $1.85             $1.39
Diluted earnings per share                                                  2.00              1.85              1.38
Cash dividends declared                                                      .64               .56               .50


   The accompanying notes are an integral part of these financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                     2000              1999             1998
                                                                     ----              ----             ----
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                       $   17,228,749    $   16,461,093   $   12,556,946
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                                --                --               --
    Depreciation and amortization                                     3,226,343         2,139,147        1,913,955
    Net amortization of securities                                    4,891,652         3,020,243        1,979,750
    (Accretion) amortization of deferred loan fees                      (48,784)          209,556          862,228
    Net gain on sale of investment securities                           (84,602)         (234,301)        (383,888)
    Deferred income tax (benefit) expense                              (622,294)        1,998,127         (664,597)
    Net gain on sale of loans                                           (88,063)         (219,587)        (332,579)
    Net loss on disposal of premises and equipment                       57,155                --               --
    Gain on sale of credit card merchant portfolio                           --        (3,494,733)              --
Net change in:
    Loans held for sale                                                (660,840)       17,940,522      (14,210,369)
    Accrued interest receivable                                      (1,619,663)        1,657,531         (776,650)
    Accrued expenses and other liabilities                            3,008,301         2,648,346        2,474,725
    Other, net                                                         (243,069)        4,301,611        1,741,890
                                                                 ---------------   --------------   --------------
Net cash provided by operating activities                            25,044,885        46,427,555        5,161,411
                                                                 --------------    --------------   --------------
CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                          (176,228,729)     (164,067,605)    (159,465,444)
    Proceeds from sale of loans                                      12,188,480        85,294,654       93,135,361
    Dispositions of property from defaulted loans                        70,000           115,000          809,674
    Maturities of securities                                        248,979,523       496,592,930      490,955,326
    Purchase of available for sale securities                      (312,851,725)     (563,093,625)    (866,352,399)
    Sales of available for sale securities                           97,908,163        82,270,203      243,852,925
    Purchases of premises and equipment                              (4,199,951)       (2,386,550)      (2,130,960)
    Sale of premises and equipment                                       50,000                --               --
    Acquisition of banking offices                                   35,874,054                --               --
   Acquisition of 51% of Murray & MacDonald
           Insurance Services, Inc.                                  (1,199,094)               --               --
                                                                 ---------------   ---------------  ---------------
Net cash used by investing activities                               (99,409,279)      (65,274,993)    (199,195,517)
                                                                 ---------------   ---------------  ---------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net increase in deposits                                        151,972,396        38,166,642       18,812,489
    Net (decrease) increase in borrowings from the
            Federal Home Loan Bank                                  (56,676,202)        4,456,316      172,211,409
    Net increase in other short-term borrowings                       5,174,272         4,739,563        2,943,962
    Purchase of CCBT Financial Companies, Inc.
           common stock in open market                                       --        (7,399,628)              --
    Cash dividends paid on common stock                              (5,513,470)       (4,983,742)      (4,530,532)
                                                                 ---------------   --------------   ---------------
Net cash provided by financing activities                            94,956,996        34,979,151      189,437,328
                                                                 --------------    --------------   --------------
Net increase (decrease) in cash and cash equivalents                 20,592,602        16,131,713       (4,596,778)
Cash and cash equivalents at beginning of year                       45,622,428        29,490,715       34,087,493
                                                                 --------------    --------------   --------------
Cash and cash equivalents at end of year                         $   66,215,030    $   45,622,428   $   29,490,715
                                                                 ==============    ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
    Interest                                                     $   44,479,170    $   37,746,945   $   35,545,921
    Income taxes                                                      8,967,843         6,599,480        9,476,298
Non-cash transactions:
    Additions to property from defaulted loans                   $       70,000    $    1,615,000   $      188,900
    Loans to finance OREO property                                           --           100,000          137,500


For a description of assets acquired and liabilities assumed in connection with the acquisition of Murray & MacDonald Insurance Services Inc., and the acquisition of two branch offices from Fleet Bank, see notes 9 and 10, respectively, of Notes to the Consolidated Financial Statements.

   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        For the Years Ended December 31,


                                                                         2000            1999           1998
                                                                         ----            ----           ----

Net income                                                          $ 17,228,749      $16,461,093    $12,556,946
                                                                    ------------      -----------    -----------
Unrealized holding gains (losses) on securities available for sale     2,458,196       (2,937,312)       177,084
Reclassification of gains on securities realized in income               (84,602)        (234,301)      (383,888)
                                                                    ------------      -----------    -----------
Net unrealized gains (losses)                                          2,373,594       (3,171,613)      (206,804)
Related tax effect                                                    (1,009,706)       1,201,101         86,496
                                                                    ------------      -----------    -----------
Net other comprehensive income (loss)                                  1,363,888       (1,970,512)      (120,308)
                                                                    ------------      -----------    -----------
Comprehensive income                                                $ 18,592,637      $14,490,581    $12,436,638
                                                                    ============      ===========    ===========



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Years Ended December 31,


                                                     2000               1999                1998
                                                     ----               ----                ----
  COMMON STOCK
  Balance, beginning of the year                 $ 9,061,064        $22,652,660        $11,326,330
  Two-for-one stock distribution                          --                 --         11,326,330
  Stock exchange at Reorganization                        --        (13,591,596)                --
                                               -------------       ------------       ------------
  Balance, end of year                             9,061,064          9,061,064         22,652,660
                                               -------------       ------------       ------------

  SURPLUS
  Balance, beginning of the year                  27,494,890         13,903,294         25,229,624
  Two-for-one stock distribution                          --                 --        (11,326,330)
  Stock exchange at Reorganization                        --         13,591,596                 --
                                               -------------       ------------       ------------
  Balance, end of year                            27,494,890         27,494,890         13,903,294
                                               -------------       ------------       ------------
  UNDIVIDED PROFITS
  Balance, beginning of the year                  58,181,480         46,704,129         38,677,715
  Net income                                      17,228,749         16,461,093         12,556,946
  Cash dividends declared                         (5,513,470)        (4,983,742)        (4,530,532)
                                               -------------       ------------       ------------
  Balance, end of year                            69,896,759         58,181,480         46,704,129
                                               -------------       ------------       ------------

  TREASURY STOCK
  Balance, beginning of the year                  (7,399,628)                --                 --
                                               -------------       ------------       ------------
  Purchase of Treasury stock                              --         (7,399,628)                --
                                               -------------       ------------       ------------
  Balance, end of year                            (7,399,628)        (7,399,628)                --
                                               -------------       ------------       ------------

  ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of the year                  (1,688,195)           282,317            402,625
  Net other comprehensive income (loss)            1,363,888         (1,970,512)          (120,308)
                                               -------------       ------------       ------------
  Balance, end of year                              (324,307)        (1,688,195)           282,317
                                               -------------       ------------       ------------
  TOTAL STOCKHOLDERS' EQUITY                     $98,728,778        $85,649,611        $83,542,400
                                               =============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Principles of consolidation -- Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the only subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 1999 and 1998 financial statements to conform to the 2000 presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements.

     Nature of business -- The Company was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name CCBT Bancorp, Inc. at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, the Company became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for the Company's common stock (the "Reorganization"). Pursuant to the Plan of Reorganization, each issued and outstanding share of the Bank's common stock, par value of $2.50 per share, automatically and without consideration was converted into and exchanged for one share of the common stock par value $1.00 per share (the "Common Stock"), of the Company. At a special stockholders' meeting held July 29, 1999, CCBT Bancorp, Inc.'s name was changed to CCBT Financial Companies, Inc. This name change became effective September 23, 1999. The Bank's charter was converted to a national bank on September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank. The Bank provides loan, deposit, trust and investment services, and insurance products to businesses and consumers primarily located in southeastern Massachusetts.

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

     Cash and cash equivalents -- Cash and cash equivalents include amounts due from banks, short term interest-bearing deposits and federal funds sold, all of which mature within 90 days.

     Securities -- Securities held for investment that the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Available for sale securities are securities which might be sold prior to maturity to meet needs for liquidity or for the purchase of alternative investments. These securities are stated at market. Unrealized gains and losses on such securities, if any, are credited or charged to stockholders' equity net of any related tax effect. Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. At December 31, 2000, 1999 and 1998, the Company did not own any trading securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

     Intangibles -- The core deposit intangible arising from the acquisition of two branch banking offices during 2000 is being amortized on a straight-line basis over 7 years. Goodwill arising from the acquisition of Murray & MacDonald Insurance Services, Inc., is being amortized on a straight-line basis over 5 years.

     Marketing   expense  --  The  Company  charges  to  marketing  expense  any advertising related expenses at the time they are incurred.

     Provision for income taxes -- The provision for income taxes includes deferred income taxes arising as a result of reporting some items of revenue and expense in different years for tax and financial reporting purposes.

     Earnings per share -- Basic earnings per share is computed by dividing net income by the average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company.

     Segments -- SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

     Reclassifications -- Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.

     New accounting pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" as amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective July 1, 2000. No adjustment was required as a result of the adoption of this pronouncement.

     Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS 119 at December 31, 2000, 1999 or 1998.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

(2)  Securities

     The adjusted cost and estimated market values of securities which the Company classified as available for sale as of December 31, 2000 were as follows:

                                                                       December 31, 2000
                                              ----------------------------------------------------------------------
                                                                      Gross            Gross          Estimated
                                                  Adjusted          Unrealized       Unrealized        Market
                                                    Cost              Gains            Losses          Value
                                              ---------------- ------------------ ---------------- -----------------
                                                                   (Dollar amounts in thousands)
U.S. Government agency CMOs                          $140,472             $1,412           $2,437          $139,447
Other U.S. Government agencies                         22,663                 31              200            22,494
Other collateralized mortgage obligations              47,746                526              529            47,743
State and municipal obligations                        25,479                  3               --            25,482
Other debt securities                                 190,946              1,484              853           191,577
                                              ---------------- ------------------ ---------------- -----------------
    Totals                                           $427,306             $3,456           $4,019          $426,743
                                              ================ ================== ================ =================

     The net unrealized loss on these securities is included net of tax in stockholders' equity.

     Included in Other debt securities at December 31, 2000 are investments with certain issuers that, in the aggregate, exceed 10% of stockholders' equity, as follows:

                                                         Aggregate             Aggregate Estimated
     Issuer                                            Adjusted Cost               Market Value
     ------                                            -------------           -------------------
Evans Withycombe Finance Trust                          $11,960,000                $12,617,800
Merrill Lynch CLO Series 1998 - Delano - 1               11,584,372                 10,927,847
Eagle CBO, Ltd.                                          10,235,204                 10,354,688
St. George Holdings, Ltd.                                 9,984,621                 10,000,000
Sterling Automobile Loan Securitization                  12,996,625                 12,996,625
First Dominion Funding II                                10,000,000                 10,025,000
Highland Legacy Limited CLO                               9,990,841                 10,031,025

     The Company's investment securities are subject to market risk in the following ways. $287,458,000 of the investment securities owned as of December 31, 2000 are floating rate instruments tied to various indices, primarily the 3-month Treasury bill and LIBOR. Lesser amounts are tied to longer-term Treasury rates and other indices. Almost all of these floating rate instruments are subject to interest rate caps which range from 8% to 24%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $162,591,000 of securities are fixed-rate collateralized mortgage obligations, mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. Because homeowners are less likely to refinance their mortgages at higher rates, an additional characteristic of CMOs and mortgage backed securities is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

     The adjusted cost and estimated market values of securities which the Company classified as available for sale as of December 31, 1999 and 1998 were as follows:

                                                                        December 31, 1999
                                              ----------------------------------------------------------------------
                                                                     Gross             Gross          Estimated
                                                  Adjusted         Unrealized       Unrealized          Market
                                                    Cost             Gains            Losses            Value
                                              ----------------- ----------------- ---------------- -----------------
                                                                  (Dollar amounts in thousands)
U.S. Government agency CMOs                       $176,935            $2,234           $4,444          $174,725
Other U.S. Government agencies                      16,819                 3              266            16,556
Other collateralized mortgage obligations           79,425               535              677            79,283
State and municipal obligations                     20,596                --               --            20,596
Other debt securities                              172,542               429              752           172,219
                                                  --------            ------           ------          --------
    Totals                                        $466,317            $3,201           $6,139          $463,379
                                                  ========            ======           ======          ========


                                                                        December 31, 1998
                                              ----------------------------------------------------------------------
                                                                     Gross             Gross          Estimated
                                                  Adjusted         Unrealized       Unrealized          Market
                                                    Cost             Gains            Losses            Value
                                              ----------------- ----------------- ---------------- -----------------
                                                                  (Dollar amounts in thousands)
U.S. Government agency CMOs                      $266,397            $1,506            $ 850            $267,053
Other U.S. Government agencies                     18,554               124              235              18,443
Other collateralized mortgage obligations          79,107               617              176              79,548
State and municipal obligations                    16,416                --               --              16,416
Other debt securities                             114,997               138              638             114,497
                                                 --------            ------           ------            --------
    Totals                                       $495,471            $2,385           $1,899            $495,957
                                                 ========            ======           ======            ========

     Gross proceeds from the sale of available for sale securities were $97,908,163 in 2000. Gross gains of $409,737 and gross losses of $325,135 were realized on those sales.

     Gross proceeds from the sale of available for sale securities were $82,270,203 in 1999. Gross gains of $334,394 and gross losses of $100,093 were realized on those sales.

     Gross proceeds from the sale of available for sale securities were $243,852,925 in 1998. Gross gains of $394,397 and gross losses of $10,509 were realized on those sales.

     The amount of income tax expense attributable to net gains in 2000, 1999 and 1998 was $35,385, $97,996 and $161,584, respectively.

     The adjusted cost and estimated market value of debt securities which the Company classified as available for sale at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Adjusted            Estimated
                                                Cost             Market Value
                                            ------------       ----------------
                                              (Dollar amounts in thousands)

Due in one year or less                      $ 41,527             $ 42,134
Due after one year through five years          49,806               49,623
Due after five years through ten years         96,557               96,172
Due after ten years                           262,722              262,120
                                             --------             --------
     Totals                                  $450,612             $450,049
                                             ========             ========

     At December 31, 2000, securities carried at $24,520,000 were pledged to secure public deposits and borrowings from the U.S. Treasury. Federal Home Loan Bank stock of $22,125,400 is pledged to secure FHLB borrowings.

(3)  Loans

     The following is a summary of loans outstanding as of the dates indicated:

                                                                   December 31,
                                               -----------------------------------------------------
                                                     2000               1999                 1998
                                                     ----               ----                 ----
Mortgage loans on real estate
    Residential                                $ 393,574,418       $ 290,722,415       $ 233,533,062
    Commercial                                   242,535,682         203,987,613         207,860,415
    Construction                                  87,978,360          68,809,298          47,939,708
    Equity lines of credit                        37,377,120          23,035,447          20,787,422
Other loans
    Commercial                                    76,274,801          77,775,782          70,766,629
    Industrial revenue bonds                       1,602,973           1,137,423           1,344,336
    Consumer                                       9,146,965           9,274,570          11,588,705
                                               -------------       -------------       -------------
          Total loans                            848,490,319         674,742,548         593,820,277
    Less: Allowance for loan losses              (12,153,944)        (11,158,126)        (11,107,633)
                                               -------------       -------------       -------------
          Total portfolio loans, net           $ 836,336,375       $ 663,584,422       $ 582,712,644
                                               =============       =============       =============
Loans held for sale                            $     860,840       $     200,000       $  18,140,522
                                               =============       =============       =============

     The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers at December 31, 2000, 1999 and 1998 was $5,885,182, $5,552,278 and $11,248,796, respectively. During 2000,
$8,454,582 in new loans were made to Directors and Officers and there were $8,121,678 in repayments. The total amount of deposits from Directors and Officers at December 31, 2000, 1999 and 1998 was $5,557,794, $3,829,135 and
$8,010,955, respectively.

     Nonaccrual loans at December 31, 2000, 1999 and 1998 amounted to $2,192,000, $1,777,000 and $7,468,000, respectively. Interest income which would have been accrued on nonaccrual loans, had they performed in accordance with the terms of their contracts, for the year ended December 31, 2000 was $162,000. Interest income recognized on nonaccrual loans in 2000 amounted to $20,871.

     The amount of restructured troubled debt which was performing in accordance with amended terms at December 31, 2000, 1999 and 1998 was $237,000, $626,000
and $478,000, respectively. For each of these years, the difference between the amount of income recorded on these loans and the amount of income that would have been recognized had the loans performed in accordance with their original terms was not material.

     Loans to finance other real estate owned in accordance to SFAS No. 66 for the years ended December 31, 2000, 1999 and 1998 was $0., $100,000 and $137,500,
respectively.

     Included in the consumer loan totals for the years ended December 31, 2000, 1999 and 1998 are customer account overdrafts that the Company reclassified as loans in the amounts of $880,138, $499,900 and $407,700, respectively.

     The Company also has participated in loans with other entities. As of December 31, 2000 gross participation loans totaled $50,361,716 of which $5,038,166 was participated out. As of December 31, 1999 gross participation loans totaled $5,439,522 of which $793,948 was participated out. December 31, 1998, gross participation loans totaled $1,777,084 of which $1,001,080 was participated out.

     The Company's business is primarily in southeastern Massachusetts, and many of the Company's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $160,104,000, $168,260,000 and $122,908,000 at December
31, 2000, 1999 and 1998, respectively.

     The  following   summarizes   mortgage  servicing  rights  capitalized  and
amortized, along with the aggregate activity in related valuation allowances:

                                                     December 31,
                                         ----------------------------------
                                            2000        1999       1998
                                            ----        ----       ----
                                           (Dollar  amounts in thousands)

Mortgage servicing rights capitalized       $ 42        $528       $687
                                            ====        ====       ====
Mortgage servicing rights amortized         $147        $194       $123
                                            ====        ====       ====

     Mortgage servicing rights included in Other Assets at December 31, 2000, 1999, and 1998, were $1,123,000, $1,228,000, and $894,000, respectively. The fair value balance of capitalized servicing rights was determined using a discount rate of 8% and a prepayment speed of 7%.

(4)  Reserve for Loan Losses

     The changes in the reserve for loan losses during the three years ended December 31, 2000 were as follows:

                                                      2000               1999                1998
                                                      ----               ----                ----
Balance, beginning of year                       $11,158,126        $11,107,633         $10,962,345
Provision for loan losses                                 --                 --                  --
Charge-offs                                         (167,875)          (610,238)           (606,686)
Recoveries on loans previously charged off         1,163,693            660,731             751,974
                                                 -----------        -----------         -----------
Balance, end of year                             $12,153,944        $11,158,126         $11,107,633
                                                 ===========        ===========         ===========

     The following is a summary of information pertaining to impaired loans:

                                                                       2000            1999           1998
                                                                       ----            ----           ----
Impaired loans without a valuation allowance                        $       --      $      --     $        --
Impaired loans with a valuation allowance:
    Commercial loans                                                $  441,686      $ 559,345     $   537,661
    Commercial mortgage loans                                          328,164        419,245       2,277,262
    Residential mortgage loans                                              --             --         474,000
                                                                    ----------      ---------     -----------
           Total impaired loans                                     $  769,850      $ 978,590     $ 3,288,923
                                                                    ==========      =========     ===========
FASB 114 reserves on impaired loans                                 $  352,747      $ 448,810     $   998,827
                                                                    ==========      =========     ===========

  Average investment in impaired loans                              $1,051,918      $2,397,106    $ 1,645,505
                                                                    ==========      ==========    ===========
  Interest income recognized on impaired loans                      $  182,559      $  200,157    $   309,131
                                                                    ==========      ==========    ===========
  Interest income recognized on a cash basis on impaired loans      $  182,559      $  200,157    $   309,131
                                                                    ==========      ==========    ===========

(5)  Bank Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization of $15,736,000 at December 31, 2000, $13,332,000 at December 31, 1999, and $11,540,000 at December 31, 1998. Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2012. Annual rental expenses under these leases were $959,000 in 2000, $914,000 in 1999 and $808,000 in 1998. The total rental commitments under non-cancelable leases for future years are $5,818,000 not including amounts payable under Consumer Price Index escalator provisions in three such leases which become effective in 2001 and later years. Annual commitments are $969,390 in 2001, $921,920 in 2002, $887,280 in 2003, $880,800 in 2004, $642,250 in 2005, and a
total of $1,516,590 for the years 2006 through 2012. Certain of these leases also contain renewal options.

                                               December 31,
                                  --------------------------------------
                                    2000           1999          1998
                                    ----           ----          ----
                                      (Dollar amounts in thousands)
Premises:
    Land                          $  2,769       $  1,511      $  1,390
    Buildings                        9,516          7,094         7,781
    Leasehold improvements           4,513          4,375         4,114
    Equipment                       15,572         12,749        11,102
    Accumulated depreciation       (15,736)       (13,332)      (11,540)
                                  --------       --------      --------
                                  $ 16,634       $ 12,397      $ 12,847
                                  ========       ========      ========

     Depreciation  and  amortization  expense for the years ended  December  31,
2000,  1999  and  1998  amounted  to  $2,375,000,   $1,938,000  and  $1,780,000,
respectively.

(6)  Employee Benefits

     The Company has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Company contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,154,000 in 2000, $1,102,000 in 1999 and $1,068,000 in 1998. Also in 2000, 1999 and 1998, bonuses were accrued under the provisions of the Company's Profit Incentive Plan totaling $1,750,000, $1,280,000, and $706,000 respectively, and paid in the year following.

     The Company's Employee Stock Ownership Plan holds 38,367 shares of the Company's common stock. At December 31, 2000, all shares were allocated to employees.

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

106 will increase the amount of expense over the transitional period during which expense will be charged for both the expense of current premiums and to build up a reserve of approximately $3,600,000 for future premiums.

     The following table sets forth the plan's funded status reconciled with the amount shown in the Company's statement of condition at December 31, 2000, 1999 and 1998:

Accumulated post-retirement benefit obligation:

                                                                    2000               1999            1998
                                                                    ----               ----            ----
    Retirees                                                     $  967,586         $  748,889      $  796,448
    Fully eligible active plan participants                         976,271            695,194         564,518
    Other plan participants                                       1,689,082          1,595,339       1,629,512
                                                                 ----------         ----------      ----------
                                                                  3,632,939          3,039,422       2,990,478
Plan assets at fair value                                                --                 --              --
Accumulated post-retirement benefit obligation
     in excess of plan assets                                     3,632,939          3,039,422       2,990,478
Unrecognized net gain from past experience different
     from that assumed and from changes in assumptions              515,647            831,364         563,568
Unrecognized prior service cost                                          --                 --              --
Unrecognized net obligation at transition                        (1,318,200)        (1,428,050)     (1,537,900)
                                                                 ----------         ----------      ----------
Unfunded accrued post-retirement benefit expense                 $2,830,386         $2,442,736      $2,016,146
                                                                 ==========         ==========      ==========

     Net periodic post-retirement benefit for 2000, 1999 and 1998 included the following components:

                                                                     2000               1999            1998
                                                                     ----               ----            ----
Service cost - benefits attributed to service during the
   during the year                                                 $172,394           $202,281        $153,799
Interest cost on accumulated post-retirement
   benefit obligation                                               234,489            211,806         171,024
Actual return on plan assets                                             --                 --              --
Amortization of transition obligation over 20 years                 109,850            109,850         109,850
Amortization of gain                                               (831,364)          (563,568)       (550,854)
Asset gain deferred                                                 807,416            563,568         518,754
                                                                   --------           --------        --------
Net periodic post-retirement benefit cost                          $492,785           $523,937        $402,573
                                                                   ========           ========        ========


     For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001; the rate was assumed to decrease gradually to 5% by 2003 and remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2000 by $58,055 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $4,534.

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

                                           2000                        1999                        1998
                                  -------------------------    ------------------------    ------------------------
                                      Weighted Average            Weighted Average           Weighted Average
                                   Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                  -------    --------------    --------  --------------    --------  --------------
Outstanding, beginning of year    104,000        $16.72          57,000        $17.41        26,000       $13.38
Granted                            61,500        $18.00          52,500        $16.07        35,000       $20.34
Exercised                             --           --                --        --                --         --
Forfeited                          (6,000)       $16.60          (5,500)       $17.66        (4,000)      $17.06
                                  -------                       -------                      ------
Outstanding, end of year          159,500        $17.22         104,000        $16.72        57,000       $17.41
                                  =======                       =======                      ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Remaining Years in
 Exercise Price   Number Outstanding    Contractual Life     Number Exercisable
 --------------   ------------------    ----------------     ------------------
     $13.38             22,000                 6.35               16,500
     $20.75             22,000                 7.12               11,000
     $19.25              6,000                 7.87                3,000
     $17.38             16,000                 8.04                4,000
     $16.38             10,000                 8.84                2,500
     $15.06             22,000                 8.92                5,500
     $18.00             61,500                 9.93                --

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

                                                           2000               1999                1998
                                                           ----               ----                ----
Weighted average volatility                               27.03%             25.86%              26.90%
Weighted average dividend                                  3.16%              2.77%               2.65%
Weighted average risk-free rate                            5.26%              5.58%               5.23%
Weighted average fair value of options              $      4.26        $      3.94         $      5.12
    granted during the year
Additional expense had the Company
    adopted SFAS No. 123                            $   106,606        $    67,883         $    39,628
Related tax benefit                                 $    44,588        $    28,392         $    16,575
Pro-forma net income                                $17,166,731        $16,421,602         $12,532,870
Pro-forma basic and diluted earnings per share      $      1.99        $      1.85         $      1.38

     The Company has also entered into stock appreciation rights agreements with selected employees who are paid the amount by which a certain number of shares exceeds its value at the time the agreement was entered into. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. A total of $84,375 was charged to compensation expense in 1997 for these rights. The table below shows the amount of stock appreciation rights which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited, or expired.

                                           2000                             1999                        1998
                                ---------------------------      ------------------------    --------------------------
                                    Weighted Average                 Weighted Average            Weighted Average
                                Shares       Exercise Price      Shares    Exercise Price    Shares      Exercise Price
                                ------       --------------      -----     --------------    -----       --------------
Outstanding, beginning of year   8,100          $17.62           3,700         $19.25           --              --
Granted                          7,100           18.00           4,600         $16.38        3,700          $19.25
Exercised                           --              --              --             --           --              --
Forfeited                         (500)         $16.95            (200)        $19.25           --              --
                                ------                           -----                       -----
Outstanding, end of year        14,700          $17.82           8,100         $17.62        3,700          $19.25
                                ======                           =====                       =====


     The following table summarizes information about stock appreciation rights outstanding at December 31, 2000:

                                        Remaining Years in
Exercise Price     Number Outstanding    Contractual Life    Number Exercisable
--------------     ------------------    ----------------    ------------------
    $19.25               3,400                 7.86                  --
    $16.38               4,200                 8.84                  --
    $18.00               7,100                 9.93                  --


(7)  Deposits and Borrowed Funds

     The following summarize deposits and borrowed funds outstanding as of the dates indicated:

                                                                        December 31,
                                                       ----------------------------------------------------
                                                         2000                  1999               1998
                                                         ----                  ----               ----
Deposits
    Demand                                              $201,904,120       $167,624,319        $160,966,042
    NOW                                                  139,452,453        120,307,407         114,210,098
    Money market                                         163,793,368        138,287,456         141,316,906
    Other savings                                        143,239,002        158,141,665         160,125,653
    Certificates of deposit greater than $100,000         96,159,335         60,666,301          30,299,027
    Other time                                           228,754,386        121,036,469         120,979,249
                                                       -------------      -------------        ------------
        Total deposits                                  $973,302,664       $766,063,617        $727,896,975
                                                       =============      =============        ============

     Maturities of time certificates of deposit as of December 31, 2000 are $286,932,000 in 2001, $25,477,000 in 2002, $5,325,000 in 2003, $1,569,000 in
2004, $5,456,000 in 2005, and $155,000 in 2006.

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

                                                        December 31,
                                     ---------------------------------------------------
                                         2000               1999               1998
                                         ----               ----               ----
Borrowed funds
    Federal Home Loan Bank           $291,286,797       $347,962,999        $343,506,683
    Other short term borrowings        24,520,157         19,345,885          14,606,322
                                     ------------       ------------        ------------
        Total borrowed funds         $315,806,954       $367,308,884        $358,113,005
                                     ============       ============        ============

     The contractual maturities of borrowings from the Federal Home Loan Bank as of December 31, 2000, are $159,430,000 in 2001, $19,065,000 in 2002, $45,350,000
in 2003,  $18,900,000 in 2004,  $29,586,000  in 2005,  and  $18,956,000 in years thereafter. These borrowings bore interest rates between 3.07% and 7.35% with a weighted average interest rate of 6.32%. The balance at February 29, 2000 of $397,898,388 was the maximum amount outstanding at any month end during 2000. These borrowings are collateralized by the Company's commercial and residential mortgage loans and securities. The Company also has an IDEAL Way Line of Credit with Federal Home Loan Bank of Boston. The unused balance at December 31, 2000 was $5,000,000 and at December 31, 1999 and 1998 it was $12,963,000.

     Other short-term borrowings at December 31, 2000, 1999 and 1998 consisted of a demand note payable to the U.S. Treasury of $2,338,819, $1,912,887 and $212,748, respectively, and securities sold subject to agreements to repurchase of $22,181,338, $17,432,998 and $14,393,574, respectively. These borrowings are collateralized by the pledge of securities.

(8)  Stockholders' Equity

     On August 7, 1998, the Bank issued 4,530,532 shares of common stock in the form of a 100% stock dividend. The effect of this transaction was to increase the outstanding shares of common stock from 4,530,532 to 9,061,064. Net income and dividends per share have been restated for all periods presented to reflect this transaction.

     As a member of the Federal Deposit Insurance Corporation, the Bank is required to meet certain capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. As of December 31, 2000, 1999 and 1998, the Bank met all regulatory capital requirements and satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act. Management believes that there have been no events or conditions that have affected the well-capitalized category of the Bank.

     The Bank is required to maintain a leverage ratio, stockholders' equity to total assets, of at least 3%. For the Bank to be considered well-capitalized, this ratio must be at least 5%. At December 31, 2000, the Bank's leverage ratio was 7.0%.

     Risk-based capital requirements also apply.

     Some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the Bank's statement of condition. The risk-based capital regulations assign one of four weights to assets of the Bank -- 0%, 20%, 50% and 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. Most of the Bank's investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 2000, the Bank's total risk-weighted assets were $954,367,000 and its net risk-weighted assets were $954,143,000.

     Stockholders' equity and a portion of the reserve for loan losses can all be used to meet capital requirements. The reserve for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 2000, $11,930,000 of the reserve for loan losses could be used toward risk-based capital requirements. Accordingly, at December 31, 2000, total capital for risk-based capital purposes was $98,538,000 equal to 10.3% of risk-weighted assets.

     This ratio is required to be at least 8%, and for the Bank to be considered well-capitalized, it must be at least 10%.

     Stockholders' equity alone is required to be at least 4% of net risk-weighted assets. For the Bank to be considered well-capitalized, this ratio must be at least 6%. At December 31, 2000, the Bank's stockholders' equity was 9.1% of net risk-weighted assets.

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

(9)  Acquisition of Murray & MacDonald Insurance Services, Inc.

     On May 2, 2000, the Company acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc., for a purchase price of $1,199,094. Murray & MacDonald Insurance Services, Inc. is a full service insurance agency offering property, casualty, life, accident, and health insurance products. The Agency has been in business since 1972 and has license agreements with more than thirty insurance companies. The business combination was accounted for by the purchase method. Assets acquired were $292,009 while liabilities assumed were $524,570, resulting in net liabilities assumed of $232,561. Goodwill of $1,431,655 is being amortized on a straight-line basis over a 5 year period. The Company's Consolidated Statement of Income includes the results of operations of Murray & MacDonald Insurance Services, Inc. since the date of acquisition. If the acquisition had occurred at the beginning of the period, total revenues would be $110,585,200, operating income would be $26,255,970 and net income would be $17,178,985. Earnings per share of $2.00 would remain unchanged.

(10) Acquisition of Branches

     In June 2000, the Company completed its acquisition of two branch offices from Fleet Bank. The acquired branches are located in Falmouth and Wareham, Massachusetts. The acquisition was accounted for by the purchase method of accounting. The core deposit intangible is being amortized over 7 years on a straight-line basis. The Company's Consolidated Statement of Income includes the results of operations relating to the acquired branches since the date of acquisition.

     The acquisition was allocated as follows:

Loans                                                    $ 8,490,408
Premises and equipment                                     2,330,496
Core deposit intangible                                    8,572,834
Principal and interest receivable on loans                    58,624
Other assets                                                   3,394
                                                        ------------
           Assets acquired                                19,455,756
                                                        ------------
Deposits                                                  55,266,651
Interest payable on deposits and borrowings                   40,473
Other liabilities                                             22,686
                                                        ------------
           Liabilities assumed                            55,329,810
                                                        ------------
           Net liabilities assumed                       $35,874,054
                                                        ============
Cash received, including cash acquired of
  $819,386, in connection with the acquisition           $35,874,054
                                                        ============

(11) Provision for Income Taxes

     The provision for income taxes for the three years ended December 31, 2000, 1999 and 1998, consists of the following:

                                                    2000             1999             1998
                                                    ----             ----             ----
Current federal income tax                       $9,338,924      $ 7,388,341      $6,756,489
Current state income tax                            384,316          699,922       1,957,942
                                                 ----------      -----------      ----------
                                                  9,723,240        8,088,263       8,714,431
                                                 ----------      -----------      ----------
Deferred federal income tax (benefit) expense      (466,070)       1,496,505        (523,786)
Deferred state income tax (benefit) expense        (156,224)         501,622        (140,811)
                                                 ----------      -----------      ----------
                                                   (622,294)       1,998,127        (664,597)
                                                 ----------      -----------      ----------
                                                 $9,100,946      $10,086,390      $8,049,834
                                                 ==========      ===========      ==========

     Deferred income tax (benefit) expense results from the recognition of income or expense items in different periods for income tax purposes than when they are accrued, such as interest earned on nonaccrual loans and the provision for loan losses.

     The following reconciles the provision for income taxes with the statutory federal income tax rate of 35%.

                                              2000            1999            1998
                                              ----            ----            ----
Tax at statutory rate                      $9,215,393     $ 9,291,619      $7,209,146
Reduction due to tax-exempt income           (314,613)       (274,945)       (293,139)
State taxes, net of federal tax benefit       148,260         781,004       1,112,989
Other, net                                     51,906         288,712          20,838
                                           ----------     -----------      ----------
                                           $9,100,946     $10,086,390      $8,049,834
                                           ==========     ===========      ==========

     At December 31, 2000, 1999 and 1998, the net deferred tax asset consisted of the following:

                                             2000           1999           1998
                                             ----           ----           ----
Future bad debt deductions                $5,083,387     $4,666,886     $4,645,768
Nonaccrual loan interest                      87,049        132,057        675,093
Unfunded accrued benefits                  1,463,780      1,274,509      1,081,774
Unearned Revenues Murray and MacDonald       242,067             --             --
Unrealized loss on securities                239,411      1,249,117             --
                                          ----------     ----------     ----------
    Gross deferred tax asset               7,115,694      7,322,569      6,402,635
Valuation reserve                                 --             --             --
                                          ----------     ----------     ----------
    Deferred tax asset                     7,115,694      7,322,569      6,402,635
Deferred tax liability                     2,603,105      2,664,636      1,409,945
                                          ----------     ----------     ----------
    Net deferred tax asset                $4,512,589     $4,657,933     $4,992,690
                                          ==========     ==========     ==========

(12) Commitments and Contingencies

     In the normal course of business, various commitments are entered into by the Company, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. At December 31, 2000, 1999 and 1998, the Company had the following commitments outstanding:

                                                   2000             1999                1998
                                                   ----             ----                ----
Standby letters of credit                     $  1,094,752       $  1,627,000       $  2,356,000
Commitments to extend credit at fixed rates     10,469,800          5,242,500          9,465,067
Other commitments to extend credit             172,522,589        152,546,500        101,334,933
                                              ------------       ------------       ------------
           Total commitments                  $184,087,141       $159,416,000       $113,156,000
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

(13) Disclosure about the Fair Value of Financial Instruments

     SFAS No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value.

     At December 31 the estimated fair values of the Company's financial instruments were as follows:

                                          2000                      1999                     1998
                                          ----                      ----                     ----
                                  Carrying     Fair        Carrying      Fair       Carrying      Fair
                                   Amount      Value        Amount       Value       Amount       Value
                                  --------    --------     --------    --------     --------     --------
                                                     (Dollar amounts in thousands)
Financial assets:
  Cash and cash equivalents       $ 66,215    $ 66,215     $ 44,242    $ 44,242     $ 29,427     $ 29,427
  Investment securities            426,743     426,743      463,379     463,379      495,957      495,957
  Net loans                        837,197     837,666      663,784     666,762      600,853      608,962
Financial liabilities:
  Deposits                         973,303     972,811      766,064     766,189      727,897      729,704
  Borrowings from                  291,287     290,338      347,963     345,027      343,507      344,434
  Federal Home Loan Bank
  Other short-term borrowings       24,520      24,520       19,346      19,346       14,606       14,606

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

     Because no market exists for a significant portion of the Company's loans, fair value estimates were based on judgments regarding estimated future cash flows, current economic conditions, expected loss experience, risk characteristics of various kinds of loans, and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, unrealized gains or losses are not expected to be realized.

     Fair values of deposits and borrowings from FHLB have been determined by applying discounted cash flow techniques at replacement market rates.

     As required by SFAS No. 107, the fair value of deposits does not include the value of the ongoing relationships with depositors, sometimes referred to as the "core deposit intangible," although it is unlikely that some amount would be received for this relationship on an actual sale of deposits. Similarly, the fair value of loans does not include any value assigned to customer relationships.

(14) Earnings per Share

     The following reconciles the calculation of basic and diluted earnings per share for the three years ending December 31, 2000, 1999 and 1998:

                                                           2000
                                     -----------------------------------------------
                                        Income             Shares          Per Share
                                     (numerator)       (denominator)         Amount
                                     -----------        -----------          -----
Basic earnings per share             $17,228,749          8,608,048          $2.00
Effect of dilutive stock options              --              6,015             --
Diluted earnings per share           $17,228,749          8,614,063          $2.00
                                     ===========        ===========          =====


                                                           1999
                                     -----------------------------------------------
                                       Income              Shares          Per Share
                                     (numerator)       (denominator)         Amount
                                     -----------        -----------          -----
Basic earnings per share             $16,461,093          8,876,776          $1.85
Effect of dilutive stock options              --              4,748             --
                                     -----------        -----------          -----

Diluted earnings per share           $16,461,093          8,881,524          $1.85
                                     ===========        ===========          =====

                                                           1998
                                     -----------------------------------------------
                                       Income              Shares          Per Share
                                     (numerator)       (denominator)         Amount
                                     -----------        -----------          -----
Basic earnings per share             $12,556,946          9,061,064          $1.39
Effect of dilutive stock options              --              7,926          (0.01)
                                     -----------        -----------          -----
Diluted earnings per share           $12,556,946          9,068,990          $1.38
                                     ===========        ===========          =====

(15) Selected Quarterly Financial Data (Unaudited)

     The table below shows supplemental financial data for each quarter in 2000 and 1999.

                                                                   2000
                                  ---------------------------------------------------------------------
                                  First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                  -------------     --------------     -------------     --------------
Interest income                    $ 22,024,623       $ 22,519,333      $ 24,341,924       $ 25,083,157
Interest expense                     10,709,200         11,077,188        11,535,926         12,301,478
                                   ------------       ------------      ------------       ------------
Net interest income                  11,315,423         11,442,145        12,805,998         12,781,679
Provision for loan losses                    --                 --                --                 --
Non-interest income                   3,580,349          4,449,232         3,989,267          4,191,705
Non-interest expense                  8,682,634          9,269,297        10,235,099         10,093,577
Minority interest                            --            (10,496)           (6,917)           (37,091)
                                   ------------       ------------      ------------       ------------
Income before income taxes            6,213,138          6,632,576         6,567,083          6,916,898
Provision for income taxes            2,112,089          2,279,237         2,199,774          2,509,846
                                   ------------       ------------      ------------       ------------
Net income                         $  4,101,049       $  4,353,339      $  4,367,309       $  4,407,052
                                   ============       ============      ============       ============
Average shares outstanding            8,608,048          8,608,048         8,608,048          8,608,048
Net income per share                      $0.48              $0.50             $0.51              $0.51
Cash dividends declared                   $0.16              $0.16             $0.16              $0.16


                                                                   1999
                                  ---------------------------------------------------------------------
                                  First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                  -------------     --------------     -------------     --------------
Interest income                    $ 18,345,260       $ 19,176,340      $ 19,794,956       $ 21,790,692
Interest expense                      9,248,081          9,357,460         9,451,050         10,254,546
                                   ------------       ------------      ------------       ------------
Net interest income                   9,097,179          9,818,880        10,343,906         11,536,146
Provision for loan losses                    --                 --                --                 --
Non-interest income                   3,416,940          3,767,719         3,969,101          7,113,779
Non-interest expense                  7,477,626          8,034,319         8,281,022          8,723,200
                                   ------------       ------------      ------------       ------------
Income before income taxes            5,036,493          5,552,280         6,031,985          9,926,725
Provision for income taxes            1,987,635          1,842,679         2,181,763          4,074,313
                                   ------------       ------------      ------------       ------------
Net income                         $  3,048,858       $  3,709,601      $  3,850,222       $  5,852,412
                                   ============       ============      ============       ============
Average shares outstanding            9,045,270          8,941,188         8,887,753          8,637,257
Net income per share                      $0.34              $0.41             $0.43              $0.67
Cash dividends declared                   $0.14              $0.14             $0.14              $0.14

     As a result of continuing improvement in the quality of the loan portfolio, no provision for loan losses was made during 2000, 1999, or 1998.

     Non-interest income in the fourth quarter of 1999 was increased by $3,494,733 gain on sale of the Company's credit card merchant portfolio.

     Because of the seasonal nature of the economy in the Company's market area, demand deposits and business activity follow a somewhat seasonal cycle with their low point ordinarily being reached in February and their high point in August. As a result of this cycle, operating income in past years has usually been at its high during the third quarter of each year.

(16) Parent Company Financial Information

     Condensed financial information for CCBT Financial Companies, Inc. is as follows (in thousands):

                             Statement of Condition
                                December 31, 2000


Assets
       Cash                                          $       50,352
       Investment Securities                              2,685,753
       Investment in subsidiary                          95,824,093
       Other assets                                         168,580
                                                     --------------
              Total assets                           $   98,728,778
                                                     ==============
Stockholders' equity

         Stockholders' equity                        $   98,728,778
                                                     --------------
                  Total stockholders' equity         $   98,728,778
                                                     ==============

                               Statement of Income
                          Year ended December 31, 2000


Interest income                                       $     181,894
Operating income                                                169
Operating expenses                                          293,049
                                                      -------------
       Loss before taxes, dividends and
       undistributed income from subsidiary                (110,986)
Applicable income taxes (credit)                            (26,228)
Dividends from subsidiary                                 5,700,000
Undistributed income from subsidiary                     11,613,507
                                                      -------------
       Net income                                     $  17,228,749
                                                      =============


                             Statement of Cash Flows
                          Year ended December 31, 2000

Cash flows from operating activities
       Net income                                          $17,228,749
       Adjustments to reconcile net income to net
       cash provided by operating activities:
              Dividends received from subsidiary             5,700,000
              Earnings from subsidiary                     (17,313,507)
              Other, net                                        80,273
                                                           -----------
       Net cash provided by operating activities             5,695,515
                                                           -----------

Cash flows from investing activities
       Purchase of investments                              (1,800,769)
       Maturities and repayments of investments              4,462,975
       Investment in subsidiary                             (2,800,000)
                                                           -----------
       Net cash used by investing activities                  (137,794)
                                                           -----------

Cash flows from financing activities
       Cash dividends paid to stockholders                  (5,509,151)
                                                           -----------
       Net cash used by financing activities                (5,509,151)
                                                           -----------

Net increase in cash and cash equivalents                       48,570
Cash at beginning of period                                      1,782
                                                           -----------
Cash at end of period                                      $    50,352
                                                           ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with Accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     With the exception of certain information regarding the executive officers of the Company and the Bank which is contained in Item 1 of Part 1 to this Form 10-K under the caption "Executive Officers of the Registrant," the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on April 26, 2001, filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

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

Item 13. Certain Relationships and Related Transactions.

     The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers of the Company at December 31, 2000 and 1999, was $2,400,295 and $586,287 respectively, and for the Bank in 1998 was $11,248,796. During 2000, $1,986,788 in new loans were made to
Directors and Officers and there were $172,780 in repayments.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      (1)     See "Financial Statements Index" or page 17 of this Form 10-K.

              (2) Schedules other than those listed in the Financial Statements Index have been omitted since they either are not required or the information required is included in the financial statements or the notes thereto.

              (3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Form 10-K.

         Exhibit  Description
         -------  -----------

           2.1 Plan of Reorganization and Acquisition dated as of October 8, 1998 between the Company and the Bank (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 11,1999)

           3.1 Restated Articles of Organization of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15, 1999)

           3.2    Amended By-laws of the Company  (Incorporated  by reference to
                  Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15,
                  1999)

           4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1999)

          10.1    Amended   and  Restated Special   Termination  Agreement  with
                  Stephen B. Lawson. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1998)


          10.2    Amended and Restated  Special Termination  Agreement with Noal
                  D. Reid. (Incorporated  by  reference  to  Exhibit 10.2 to the
        `         Annual  Report  on  Form  10-K for the year ended December 31,
                  1998)


          10.3    Amended and Restated Special Termination  Agreement with Larry
                  K. Squire. (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31,
                  1998)

          10.4 CCBT Financial Companies, Inc. Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on February 18, 1999)

          10.5 Cape Cod Bank and Trust Company Employee Stock Ownership and Plan and Trust, as amended

          21.1 Subsidiaries of the Company -- The Company has one direct subsidiary, Cape Cod Bank and Trust Company, N.A., a federally chartered commercial bank. Cape Cod Bank and Trust Company, N.A., has eight subsidiaries: CCBT Securities Corp. which is a securities corporation; CCB&T Brokerage Direct, Inc., an investment broker/dealer; CCBT Preferred
                  Corp., a real estate investment trust; TBM Development Corp., RAFS Ltd. Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd. Partnership, which are all inactive; and a 51% ownership interest in Murray & MacDonald Insurance Services, Inc., an insurance agency.

          23.1    Consent of Grant Thornton LLP (Filed herewith)

         (b)      Reports on Form 8-K:
                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                 CCBT FINANCIAL COMPANIES, INC.
            -------------------------------------------------------------------



By (Signature and Title)*               /s/ STEPHEN B. LAWSON
                          -----------------------------------------------------
                                President and Chief Executive Officer


Date   March 16, 2001
    ------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)*                  /s/ NOAL D. REID
                         -------------------------------------------------------
                                Treasurer and Chief Financial Officer


Date   March 16, 2001
    ------------------


                      SIGNATURES OF THE BOARD OF DIRECTORS


/s/    STEPHEN  B. LAWSON                     /s/   GEORGE  D. DENMARK
----------------------------------            --------------------------------
Stephen B. Lawson                             George D. Denmark

/s/    JOHN  OTIS DREW                        /s/   JOHN  F.  AYLER
----------------------------------            --------------------------------
John Otis Drew, Chairman                      John F. Aylmer

/s/    WILLIAM  C. SNOW                       /s/   WILLIAM R. ENLOW
----------------------------------            --------------------------------
William C. Snow                               William R Enlow


Date    March  16, 2001
     ---------------------