Form 10-Q
period 2001-03-31
CCBT FINANCIAL COMPANIES INC
filed 2001-05-15
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2001


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) : Yes [ X ]  No [   ]


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,608,048 shares of common stock outstanding as of May 9, 2001.

                                     TABLE OF CONTENTS


Section            Description                                                          Page No.
-------            -----------                                                          --------

PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statements of Financial Condition                            3
                                  March 31, 2001 (Unaudited) and December 31, 2000

                   Consolidated Statements of Income (Unaudited)                             4
                                  Three Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Cash Flows (Unaudited)                         5
                                  Three Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Comprehensive Income (Unaudited)               6
                                  Three Months Ended March 31, 2001 and 2000

                   Consolidated Statements of Changes in Stockholders' Equity                6
                                  (Unaudited) Three Months Ended March 31, 2001 and 2000

                   Notes to Consolidated Financial Statements                                7

         Item 2.   Management's Discussion and Analysis of Financial Condition              7-16
                                  and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                17

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                                         17

         Item 2.   Changes in Securities and Use of Proceeds                                 17

         Item 3.   Defaults upon Senior Securities                                           17

         Item 4.   Submission of Matters to a Vote of Security Holders                       17

         Item 5.   Other Information                                                         17

         Item 6.   Exhibits and Reports on Form 8-K                                          17

                   SIGNATURES                                                                18

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements


                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                              March  31,           December 31,
                                                                              ---------------------------------
                                                                                2001                  2000
                                                                                ----                  -----


ASSETS                                                                      (Unaudited)

    Cash and due from banks                                               $    35,756,373       $    49,371,492
    Short term interest-bearing deposits                                       23,751,264            16,843,538
    Securities available for sale at fair value                               492,809,319           426,742,801
    Federal Home Loan Bank stock, at cost                                      22,125,400            22,125,400
    Federal Reserve Bank stock, at cost                                         1,180,700             1,180,700
    Total loans                                                               879,357,642           848,490,319
    Less:  Reserve for loan losses                                            (12,141,493)          (12,153,944)
                                                                          ---------------       ---------------
    Net loans                                                                 867,216,149           836,336,375
    Loans held for sale                                                         1,257,544               860,840
    Premises and equipment                                                     16,980,301            16,633,912
    Deferred tax assets                                                         3,204,125             4,512,589
    Accrued interest receivable on securities                                   3,386,218             3,353,580
    Principal and interest receivable on loans                                  4,476,001             4,331,987
    Intangibles                                                                 9,159,591             9,555,425
    Other assets                                                               10,932,573            12,070,707
                                                                          ---------------       ---------------
                  Total assets                                            $ 1,492,235,558       $ 1,403,919,346
                                                                          ===============       ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY
            Deposits                                                      $   954,932,619       $   973,302,664
            Borrowings from the Federal Home Loan Bank                        393,471,386           291,286,797
            Other short-term borrowings                                        24,270,439            24,520,157
            Current taxes payable                                               3,290,661             2,267,117
            Interest payable on deposits and borrowings                         4,847,947             4,206,555
            Post retirement benefits payable                                    2,983,886             2,830,386
            Employee profit sharing retirement and bonuses payable                795,821             2,946,642
            Other liabilities                                                   3,603,078             3,705,815
                                                                          ---------------       ---------------
                          Total liabilities                                 1,388,195,837         1,305,066,133
                                                                          ---------------       ---------------

        Minority interest                                                         136,603               124,435
                                                                          ---------------       ---------------
          Stockholders' equity
          Common stock, $1.00 par value:
                  Authorized: 12,000,000 shares
                  Issued: 9,061,064                                             9,061,064             9,061,064
            Surplus                                                            27,494,890            27,494,890
            Undivided profits                                                  73,177,294            69,896,759
            Treasury stock, at cost (453,016 shares)                           (7,399,628)           (7,399,628)
            Accumulated other comprehensive income                              1,569,498              (324,307)
                                                                          ---------------       ---------------
                          Total stockholders' equity                          103,903,118            98,728,778
                                                                          ---------------       ---------------

                          Total liabilities and stockholders' equity      $ 1,492,235,558       $ 1,403,919,346
                                                                          ===============       ===============


The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended March 31,
                                                                   2001             2000
                                                                   ----             ----
                                                                 Unaudited
INTEREST INCOME
  Interest and fees on loans                                  $ 17,134,782      $ 13,715,616
  Interest on short term interest-bearing deposits                 189,361            74,487
  Taxable interest income on securities                          8,089,562         7,663,724
  Tax-exempt interest income on securities                         236,997           207,958
  Dividends on securities                                          417,942           362,838
                                                                ----------      ------------
          Total interest income                                 26,068,644        22,024,623
                                                                ----------      ------------
INTEREST EXPENSE
  Interest on deposits                                           7,773,717         4,863,923
  Interest on borrowings from the Federal Home Loan Bank         4,966,384         5,586,152
  Interest on other short-term borrowings                          277,084           259,125
                                                                ----------      ------------
          Total interest expense                                13,017,185        10,709,200
                                                                ----------      ------------
Net interest income                                             13,051,459        11,315,423
Provision for loan losses                                               --                --
                                                               -----------      ------------
Net interest income after provision for loan losses             13,051,459        11,315,423
                                                               -----------      ------------

NON-INTEREST INCOME
  Financial Advisor fees                                         1,760,363         1,507,595
  Deposit account service charges                                  501,746           488,179
  Branch banking fees                                              717,396           714,072
  Electronic banking fees                                          482,348           388,502
  Loan servicing and other loan fees                                59,672            55,584
  Brokerage fees and commissions                                   249,120           283,545
  Net gain (loss) on sales of securities                           460,494           (21,092)
  Net gain on sales of loans                                       141,631            23,057
  Insurance commissions                                            466,648                --
  Other income                                                     111,462           140,907
                                                               -----------      ------------
          Total non-interest income                              4,950,880         3,580,349
                                                               -----------      ------------


NON-INTEREST EXPENSE
  Salaries                                                       3,945,959         3,157,318
  Employee benefits                                              1,861,198         1,549,054
  Building and equipment                                         1,329,847         1,117,970
  Data processing                                                  777,720           689,621
  Accounting and legal fees                                        214,677           204,730
  Other outside services                                           509,188           471,098
  Amortization of intangibles                                      395,833                --
  Delivery and communications                                      524,491           328,675
  Directors' fees                                                   85,800            87,500
  Marketing and advertising                                        348,252           203,863
  Printing and supplies                                            137,375           166,171
  Insurance                                                        137,470            95,820
  All other expenses                                               408,833           610,814
                                                               -----------      ------------


          Total operating expense                               10,676,643         8,682,634
                                                                ----------      ------------


 Minority Interest                                                  12,169                --
                                                               -----------      ------------


Net income before taxes                                          7,313,527         6,213,138


Applicable income taxes                                          2,483,543         2,112,089
                                                              ------------      ------------


Net income                                                    $  4,829,984      $  4,101,049
                                                              ============      ============


Average shares outstanding                                       8,608,048         8,608,048
                                                              ============      ============

Basic earnings per share                                         $  0.56       $   0.48
Diluted earnings per share                                       $  0.56       $   0.48
Cash dividends declared                                          $  0.18       $   0.16

The accompanying notes are an integral part of these unaudited, consolidated financial statements

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
                                                                    2001                  2000
                                                                    ----                  ----
                                                                 (Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                      $   4,829,984       $   4,101,049
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                              --                  --
    Depreciation and amortization                                   1,069,120             539,695
    Net accretion of securities                                    (2,569,861)         (4,632,731)
    Accretion of deferred loan fees                                  (210,665)           (102,184)
    Net (gain) loss on sale of investment securities                 (460,494)             21,092
    Deferred income tax expense                                       284,920             975,313
    Net gain on sale of loans                                        (141,631)            (23,057)
Net change in:
    Loans held for sale                                              (396,704)              4,700
    Accrued interest receivable                                      (176,652)           (953,381)
    Accrued expenses and other liabilities                         (1,458,666)           (434,653)
    Other, net                                                      2,957,012           4,641,429
                                                                -------------       -------------
Net cash provided by operating activities                           3,726,363           4,137,272
                                                                -------------       -------------

CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                         (41,269,581)        (33,058,138)
    Proceeds from sale of loans                                    10,564,810           3,648,217
    Maturities of securities                                       81,579,045          48,937,255
    Purchase of available for sale securities                    (161,244,214)        (62,860,730)
    Sales of available for sale securities                         19,399,620          28,637,749
    Purchases of premises and equipment                            (1,478,813)           (304,653)
                                                                -------------       -------------
Net cash used by investing activities                             (92,449,133)        (15,000,300)
                                                                -------------       -------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net decrease in deposits                                      (18,370,045)         (8,941,544)
    Net increase in borrowings from the
            Federal Home Loan Bank                                102,184,589          31,901,414
    Net (decrease) increase in other short-term borrowings           (249,718)          3,131,716
    Cash dividends paid on common stock                            (1,549,449)         (1,377,287)
                                                                -------------       -------------
Net cash provided by financing activities                          82,015,377          24,714,299
                                                                -------------       -------------
Net increase (decrease) in cash and cash equivalents               (6,707,393)         13,851,271

Cash and cash equivalents at beginning of year                     66,215,030          45,622,428
                                                                -------------       -------------

Cash and cash equivalents at end of period                      $  59,507,637       $  59,473,699
                                                                =============       =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                    $  12,375,792       $  10,893,796
    Income taxes                                                    1,429,819             583,348
Non-cash transactions:
    Additions to property from defaulted loans                             --       $      70,000
 Loans to finance OREO property                                            --                  --



The accompanying notes are an integral part of these unaudited, consolidated financial statements

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      For the Three Months Ended March 31,

                                                                         2001              2000
                                                                         ----              ----
                                                                     (Unaudited)
Net income                                                           $ 4,829,984       $ 4,101,049
                                                                     -----------       -----------
Unrealized holding  gains on securities available for sale             3,691,604           893,162
Reclassification of gains on securities realized in income              (460,494)           21,092
                                                                     -----------       -----------
Net unrealized gains (losses)                                          3,231,110           914,254
Related tax effect                                                    (1,337,305)         (402,469)
                                                                     -----------       -----------
Net other comprehensive income                                         1,893,805           511,785
                                                                     -----------       -----------
Comprehensive income                                                 $ 6,723,789       $ 4,612,834
                                                                     ===========       ===========



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Three Months Ended March 31,

                                                                        2001                2000
                                                                        ----                ----
                                                                     (Unaudited)
COMMON STOCK
Balance, beginning of the quarter                                   $   9,061,064       $   9,061,064
                                                                    -------------       -------------

Balance, March 31                                                       9,061,064           9,061,064
                                                                    -------------       -------------

SURPLUS
Balance, beginning of the quarter                                      27,494,890          27,494,890
                                                                    -------------       -------------

Balance, March 31                                                      27,494,890          27,494,890
                                                                    -------------       -------------

UNDIVIDED PROFITS
Balance, beginning of the quarter                                      69,896,759          58,181,480
Net income                                                              4,829,984           4,101,049
Cash dividends declared                                                (1,549,449)         (1,377,287)
                                                                    -------------       -------------
Balance, March 31                                                      73,177,294          60,905,242
                                                                    -------------       -------------

TREASURY STOCK
Balance, beginning of the quarter                                      (7,399,628)         (7,399,628)
                                                                    -------------       -------------

Balance, March 31                                                      (7,399,628)         (7,399,628)
                                                                    -------------       -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of the quarter                                        (324,307)         (1,688,195)
Net other comprehensive income                                          1,893,805             511,785
                                                                    -------------       -------------
Balance, March 31                                                       1,569,498          (1,176,410)
                                                                    -------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                          $ 103,903,118       $  88,885,158
                                                                    =============       =============


The accompanying notes are an integral part of these unaudited, consolidated financial statements

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three months ended March 31, 2001 and 2000 (Unaudited)
Business

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

Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the March 31, 2000 financial statements to conform to the 2001 presentation . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31,2000.

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

               CCBT Financial Companies, Inc. is a bank holding company. Its sole subsidiary, Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered in Barnstable County. It offers a wide range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.










              (The remainder of this page intentionally left blank)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                                Net Interest Income, Net Interest Margin
                                                                                      Quarters Ended March 31,

                                                                            2001                                   2000
                                                             Average      Interest    Average          Average   Interest   Average
                                                             Balance                   Yield           Balance               Yield
                                                                                    (Dollar amounts in thousands)
ASSETS
Securities:
                 Mortgage-backed securities                  $37,450        $ 700      7.48%           $31,745     $ 650     8.18%
                 CMOs                                        177,802        3,432      7.72%           214,157     3,774     7.05%
                 U.S. Government agencies                     22,291          358      6.51%            29,528       463     6.38%
                 State and municipal obligations              22,118          251      5.98%            19,700       208     5.58%
                 Other securities                            246,053        4,193      6.91%           202,135     3,213     6.47%
                                                             -------        -----                      -------     -----
           Total securities                                  505,714        8,934      7.18%           497,265     8,308     6.79%
                                                             -------        -----                      -------     -----

Loans:
                 Commercial                                   80,275        1,821      9.20%            81,194     1,900     9.51%
                 Commercial construction                      42,139          925      8.90%            22,954       511     8.96%
                 Residential construction                     49,522          772      6.24%            46,305       711     6.07%
                 Commercial mortgages                        236,536        5,409      9.27%           210,930     4,735     9.03%
                 Industrial revenue bonds                      1,565           32     11.68%             1,125        24    11.93%
                 Residential mortgages                       400,472        7,095      7.09%           298,302     5,046     6.77%
                 Home equity                                  37,971          863      9.22%            24,878       570     9.21%
                 Consumer                                      8,522          218     10.23%             9,046       219     9.68%
                                                             -------       ------                     --------    ------
           Total loans                                       857,002       17,135      8.06%           694,734    13,716     7.93%
                                                             -------       ------                      -------    ------

           Total earning assets                            1,362,716       26,069      7.74%         1,191,999    22,024     7.46%
                                                                           ------                                 ------

Cash and due from banks                                       36,813                                    28,590
Non-earning assets                                            30,964                                    21,247
                                                          ----------                                ----------
           Total assets                                   $1,430,493                                $1,241,836
                                                          ==========                                ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
                 NOW accounts                              $ 132,395          226      0.69%         $ 111,151       219     0.79%
                 Regular savings                             143,558        1,028      2.90%           153,622     1,169     3.06%
                 Money Market accounts                       161,410        1,456      3.66%           137,690     1,151     3.36%
                 Certificates of Deposit of                  122,486
                     $100,000 or more                                       1,904      6.30%            59,590       831     5.61%
                 Other time deposits                         203,340        3,160      6.30%           118,914     1,494     5.05%
                                                             -------        -----                      -------     -----
           Total interest bearing deposits                   763,189        7,774      4.13%           580,967     4,864     3.37%
                                                             -------        -----                      -------     -----

Borrowings:
                 Federal Home Loan Bank                      344,518        4,966      5.85%           384,353     5,586     5.85%
                 Other short-term borrowings                  25,930          277      4.33%            20,660       259     5.04%
                                                              ------          ---                      -------     -----
           Total borrowings                                  370,448        5,243      5.74%           405,013     5,845     5.80%
                                                             -------    ---------                      -------     -----

           Total interest-bearing liabilities              1,133,637       13,017      4.66%           985,980    10,709     4.37%
                                                                           ------                                 ------

Demand deposits                                              188,873                                   161,576
Non-interest bearing liabilities                              10,267                                     8,175
Stockholders' equity                                          97,716                                    86,105
                                                          ----------                                ----------
           Total liabilities & equity                     $1,430,493                                $1,241,836
                                                          ==========                                ==========
Net interest income/spread                                                $13,052      3.08%                     $11,315     3.09%
                                                                          =======                                =======
Net interest margin (NII/Avg. Earning Assets)                                          3.88%                                 3.82%

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                 CCBT FINANCIAL COMPANIES, INC.
                                                      VOLUME/RATE ANALYSIS
                                         Three Months Ended March 31,2001 vs March 31, 2000

                                                                            Changes in Income/Expense due to
              ----------------------------------------------------------------------------------------------
                                                                        Volume        Rate            Total
              ----------------------------------------------------------------------------------------------
                                                                             (Dollar amounts in thousands)
              EARNING ASSETS
              Securities:
                  Mortgage-backed securities                             $110           $ (60)         $ 50
                  U.S. Government CMOs                                   (662)            320          (342)
                  U.S. Government agencies                               (115)             10          (105)
                  State & municipal obligations                            34               9            43
                  Other securities                                        724             256           980
                                                                         ----            ----          ----
                             Total securities                              91             535           626
                                                                         ----            ----          ----

              Loans:
                  Commercial                                              (21)            (58)          (79)
                  Commercial construction                                 423              (9)          414

                  Residential construction                                 49              12            61
                  Commercial mortgages                                    578              96           674
                  Industrial revenue bonds                                 13              (5)            8
                  Residential mortgages                                 1,745             304         2,049
                  Home equity                                             298              (5)          293
                  Consumer                                                (13)             12            (1)
                                                                         ----            ----          ----
                             Total loans                                3,072             347         3,419
                                                                        -----            ----          ----
                             Total interest income                      3,163           $ 882        $4,045
                                                                        -----           -----        ------



              INTEREST BEARING LIABILITIES
              Deposits:
                  NOW accounts                                            $39            $(32)          $ 7
                  Regular savings                                         (74)            (67)         (141)
                  Money Market accounts                                   205             100           305
                  Certificates of deposit of $100,000 or more             924             149         1,073
                  Other time deposits                                   1,182             484         1,666
                                                                        -----             ---         -----

                             Total interest bearing deposits            2,276            $634         2,910
                                                                        -----          ------         -----
              Borrowings:
                  Federal Home Loan Bank                                 (575)            (44)         (619)
                  Other short-term borrowings                              61             (44)           17
                                                                        -----            ----          ----
                             Total borrowings                             514            $ 88          (602)
                                                                        -----            ----         -----
                             Total interest bearing liabilities         1,762             546         2,308
                                                                        -----            ----         -----
              Net changes due to volume/rate                           $1,401            $336        $1,737
                                                                       ======            ====        ======

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Source and Use of  Funds

               When compared to the first quarter of 2000, average interest bearing deposits were higher by 31.4% or $182.2 million in the first quarter of 2001. Significant growth occurred in time deposits with Certificates of Deposit greater than $100,000 increasing 105.5% or $62.9 million and Other time deposits increasing 71.0% or $84.4 million. This growth includes deposits acquired from Fleet during the second quarter of 2000 as well as the offering of a 7.20% APY on a one year certificate of deposit during the second and third quarters of 2000. As a result of this aggressive and popular promotion, the cost of funds was somewhat greater in the first quarter of 2001 at 4.13% compared to 3.37% in the first quarter of 2000. Non-interest bearing demand deposits increased 16.9% or $27.3 million in the first quarter of 2001 when compared to the same period in 2000. On average, securities were marginally lower by $8.4 million or 1.7% during the first quarter of 2001 when compared to the first quarter of 2000. This reduction in average balance in the securities portfolio was offset by a higher average yield of 7.18% in the first quarter of 2001 as compared to 6.79% in 2000, resulting in earnings of $8,934 thousand in 2001, an increase of $626 thousand or 7.5% over first quarter 2000 results.

     When compared to the first three months of 2000, total loans were higher in 2001 by 23.4% or $162.3 million. Loan growth was spearheaded by residential mortgage lending, up $102.2 million or 34.3% in a very active local market, along with increased commercial construction and mortgage lending, up nearly $45 million or 19.2%. Additionally, Home Equity loans were up $13.1 million for a 52.6% increase for the first three months of 2001 as compared to 2000. Additional funds were utilized by management to reduce Federal Home Loan Bank borrowings, down by 10.4% or $39.8 million in the first quarter of 2001 as compared to the same quarter of 2000.

Net interest income

               Net interest income was $13.1 million for the three months ended March 31, 2001 as compared to $11.3 million for the same period in 2000 up 15.4%. The spread and net interest margin ratios were 3.08% and 3.88%, respectively, for the three months ended March 31, 2001 as compared to 3.09% and 3.82%, respectively, for the comparable 2000 period.

Provision for loan losses

               No provisions were made to the reserve for loan losses in the quarters ended March 31, 2001 or 2000. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover losses likely to result from loans in the current portfolio.

Non-interest Income and Expense

               Non-interest income totaled $5.0 million for the three months ended March 31, 2001, up 38.3% compared to the $3.6 million earned during the same period in 2000. Net gains on the sale of securities as well as the addition of revenues from insurance activities contributed significantly to this increase.

               During the first quarter of 2001, non-interest expenses totaled $10.7 million, greater than the $8.7 million expended during the comparable period last year by $2.0 million or 23.0%. Salaries and employee benefits rose $1.1 million or 23.4%. Increased expenses in other categories include amortization of intangibles resulting from acquisitions and increased building and equipment expenses attributable to the addition of two branch offices and the new South Yarmouth headquarters.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

               Applicable State and Federal income tax expense of $2.5 million for the quarter ended March 31, 2001 was 17.6% greater than the $2.1 million recorded for the same quarter in 2000, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 34.0% of pretax net income for each period presented.

Net income

               Consolidated net income was $4,829,984 representing earnings per share of $0.56 for the three months ended March 31, 2001 as compared to $4,101,049 or $0.48 per share for the comparable three months ended March 31,2000. Annualized returns on average assets and average equity were 1.35% and 19.77%, respectively, for the three months ended March 31, 2001 as compared to 1.32% and 19.32%, respectively, for the three months ended March 31,2000.


               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

               The Company had $1.49 billion consolidated total assets, $954.9 million deposits and $103.9 million stockholders' equity at March 31, 2001. Its capital to assets ratio was 6.96%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2000, gross loans increased $30.9 million or 3.6%, deposits decreased $18.4 million or 1.9% and borrowed funds increased $101.9 million or 32.3%.

Investment Securities

               The adjusted cost and estimated market values of investment securities which the Company classified as available for sale at March 31, 2001 and December 31, 2000 were as follows:

                                                                  March 31, 2001
                                               --------------------------------------------------
                                                              Gross          Gross      Estimated
                                               Adjusted     Unrealized     Unrealized     Market
                                                 Cost         Gains          Losses       Value
                                                 ----         -----          ------       -----
                                                        (Dollar amounts in thousands)
U.S. Government agency CMOs                    $173,873      $  2,069      $  1,871      $174,071
Other U.S. Government agencies                   18,673            53            --        18,726
Other collateralized mortgage obligations        52,986         1,067           478        53,575
State and municipal obligations                  20,416            --            --        20,416
Other debt securities                           224,194         2,065           238       226,021
                                               --------      --------      --------      --------
    Totals                                     $490,142      $  5,254      $  2,587      $492,809
                                               ========      ========      ========      ========

                                                                 December 31, 2000
                                               --------------------------------------------------
                                                              Gross          Gross      Estimated
                                               Adjusted     Unrealized     Unrealized     Market
                                                 Cost         Gains          Losses       Value
                                                 ----         -----          ------       -----
                                                           (Dollar amounts in thousands)
U.S. Government agency CMOs                    $140,472      $  1,412      $  2,437      $139,447
Other U.S. Government agencies                   22,663            31           200        22,494
Other collateralized mortgage obligations        47,746           526           529        47,743
State and municipal obligations                  25,479             3            --        25,482
Other debt securities                           190,946         1,484           853       191,577
                                               --------      --------      --------      --------
    Totals                                     $427,306      $  3,456      $  4,019      $426,743
                                               ========      ========      ========      ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

               Investment securities available for sale increased $66.1 million, from $426.7 million at December 31, 2000 to $492.8 million at March 31, 2001. Net gains from security sales were $460 thousand during the quarter ended March 31, 2001 compared to net losses of $21 thousand during the same period in 2000.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                             March  31,          December 31,
                                           -------------      ------------------
                                               2001                 2000
                                               ----                 ----
Mortgage loans on real estate
    Residential                            $ 406,844,324        $ 393,574,418
    Commercial                               243,010,895          242,535,682
    Construction                              90,788,594           87,978,360
    Equity lines of credit                    39,549,432           37,377,120

Other loans
    Commercial                                89,101,404           76,274,801
    Industrial revenue bonds                   1,327,833            1,602,973
    Consumer                                   8,735,160            9,146,965
                                           -------------        -------------

          Total loans                        879,357,642          848,490,319
    Less: Allowance for loan losses          (12,141,493)         (12,153,944)
                                           -------------        -------------
          Total portfolio loans, net       $ 867,216,149        $ 836,336,375
                                           =============        =============

Loans held for sale                        $   1,257,544        $     860,840
                                           =============        =============

               As shown in the table above, total loans increased $30.9 million or 3.6% to $879.4 million at March 31, 2001 as compared to December 31, 2000, with balanced growth between commercial/commercial real estate and residential mortgage loans, up $13.3 and $15.4 million, respectively. New residential mortgage originations of $23.9 million fixed rate and $55.8 million adjustable rate were achieved in the first quarter 2001. During the same period, the Company sold $10.4 million residential mortgages, producing net gains of $175.6 thousand.

Non performing assets and loan loss experience

               As shown in the following table non-performing assets were $3.5 million or .23% of total assets at March 31, 2001 compared to $3.7 million or
 .26% of total assets at December 31, 2000. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

                                                      March 31,   December 31,
                                                        2001         2000
                                                        ----         ----
                                                  (Dollar amounts in thousands)
Nonaccrual loans                                       $2,006       $2,192
Loans past due 90 days or more and still accruing          --           --
Property from defaulted loans                           1,500        1,500
                                                       ------       ------
Total non-performing assets                            $3,506       $3,692
                                                       ======       ======
Restructured troubled debt performing in accordance
 with amended terms, not included above                $  234       $  237
                                                       ======       ======

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  2001             2000
                                                                  ----             ----
                                                              (Dollar amounts in thousands)
Balance, beginning of the period                                $ 12,154        $ 11,158
Provision for loan losses                                             --              --
Charge-offs                                                          (98)            (27)
Recoveries on loans previously charged off                            85             155
                                                                --------        --------
Balance, end of  the period                                     $ 12,141        $ 11,286
                                                                ========        ========


               Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.38% of total loans at March 31, 2001, 1.43% at December 31, 2000, and 1.58% at March 31,2000. Management considers the reserve to be adequate at March 31, 2001, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

               The Company had outstanding commitments to originate new residential and commercial mortgages of $54.9 million at March 31, 2001 and $57.8 million at December 31, 2000 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                March  31,         December 31,
                              ----------------------------------
                                  2001                2000
                                  ----                ----
Commercial loans               (Dollar amounts in  thousands)
    Dealer floor plan          $  6,579             $  9,134
    Lines of credit              48,548               46,743
    Other                         3,331                3,657
Commercial mortgages
    Construction                 25,759               14,129
    Other                        11,056                2,896
Residential mortgages
     Home equity                 47,709               45,733
Consumer loans
     Lines of credit              2,953                2,861
                               --------             --------
            Total              $145,935             $125,153
                               ========             ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:

                                                         March 31,       December 31,
                                                       -------------------------------
                                                           2001              2000
                                                           ----              ----
Deposits
    Demand                                             $195,253,185       $201,904,120
    NOW                                                 138,512,008        139,452,453
    Money market                                        160,990,661        163,793,368
    Other savings                                       142,255,946        143,239,002
    Certificates of deposit greater than $100,000        89,544,956         96,159,335
    Other time                                          228,375,863        228,754,386
                                                        -----------        -----------

        Total deposits                                 $954,932,619       $973,302,664
                                                       ============       ============



               Reflecting somewhat the seasonal nature of Cape Cod economy as discussed in "Liquidity" on page 15 herein, total deposits at March 31, 2001 are $18.4 million or 1.89% lower than total deposits at December 31, 2000. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds
               Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At March 31, 2001, borrowed funds totaled $417.7 million, up 32.3% or $101.9 million compared to borrowed funds at December 31,2000. This increase offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth. Does not include increase due to investment purchases, which is high % of change.

Stockholders' Equity

               The Company's capital to assets ratio was 6.96% at March 31, 2001 compared to 7.03% at December 31, 2000.

               The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of March 31, 2001.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                              Minimum
                                            Regulatory        March 31 2001
                                                          --------------------
                                             Guidelines   Company         Bank
                                             ----------------------------------
Tier 1 leverage capital                        4.00%        6.47%        6.39%
Tier 1 capital to risk-weighted assets         4.00%        9.02%        8.84%
Total capital to risk-weighted assets          8.00%       10.20%       10.01%

The Company's book value at March 31, 2001 was $12.07 per share compared to $11.47 per share at December 31, 2000.

LIQUIDITY

The Company normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment portfolio is of high quality and is highly marketable although a gain or loss would be realized if the market value of securities sold were not equal to their adjusted book value at date of sale. Alternately, the Bank can borrow funds using investment securities as collateral. The Bank has an available line of credit of $5.0 million from the Federal Home Loan Bank of Boston. The Bank may borrow from the Federal Reserve Bank if necessary.


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

PART I  FINANCIAL INFORMATION
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

               For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report").

               For quantitative information about market risk, see Item 7A of
Part II of the Company's 2000 Annual Report.

               There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2001 from those presented in the Company's 2000 Annual Report.


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

                       Not applicable

ITEM 5.  Other information

                       Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit Description
                Change in Control agreements

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended
               March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):   CCBT Financial Companies, Inc.
                ------------------------------



Date:  May 15, 2001
       ------------



              /s/  STEPHEN B. LAWSON, President and Chief Executive Officer
             ---------------------------------------------------------------
               Stephen B. Lawson,  President and Chief Executive Officer




               /s/   NOAL D. REID, Chief Financial Officer and Treasurer
               -----------------------------------------------------------
               Noal D. Reid,  Chief Financial Officer and Treasurer