Form 10-Q
period 2001-06-30
CCBT FINANCIAL COMPANIES INC
filed 2001-08-14
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2001


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


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,615,548 shares of common stock outstanding as of August 9, 2001.



TABLE OF CONTENTS
-----------------


Section               Description                                                                     Page No.
-------               -----------                                                                     --------
PART I                FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Statements of Financial Condition (Unaudited)                          3
                               June 30, 2001 and December 31, 2000

                      Consolidated Statements of Income (Unaudited)                                       4
                               Three and Six Months Ended June 30, 2001 and 2000

                      Consolidated Statements of Cash Flows (Unaudited)                                   5
                               Six Months Ended June 30, 2001 and 2000

                      Consolidated Statements of Comprehensive Income (Unaudited)                         6
                               Six Months Ended June 30, 2001 and 2000

                      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)              6
                               Six Months Ended June 30, 2001 and 2000

                      Notes to Consolidated Financial Statements                                          7

         Item 2.      Management's Discussion and Analysis of Financial Condition                         7-18
                               and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          19

PART II               OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                   19

         Item 2.      Changes in Securities and Use of Proceeds                                           19

         Item 3.      Defaults upon Senior Securities                                                     19

         Item 4.      Submission of Matters to a Vote of Security Holders                                 19

         Item 5.      Other Information                                                                   19

         Item 6.      Exhibits and Reports on Form 8-K                                                    19

                      SIGNATURES                                                                          20


PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                  CONSOLIDATED STATEMENTS OF FINANCIAL
                                                CONDITION

                                                                     June 30,            December  31,
                                                                        2001                  2000
                                                                   ---------------      ---------------
ASSETS
                                                                      (Unaudited)
   Cash and due from banks                                         $    55,480,037      $    49,371,492
   Short term interest-bearing deposits                                    382,969           16,843,538
   Securities available for sale at fair value                         444,098,037          426,742,801
   Federal Home Loan Bank stock, at cost                                22,125,400           22,125,400
   Federal Reserve Bank stock, at cost                                   1,180,700            1,180,700
   Total loans                                                          918,591,270          848,490,319
   Less:  Reserve for loan losses                                      (12,222,359)         (12,153,944)
                                                                   ---------------      ---------------
   Net loans                                                           906,368,911          836,336,375
   Loans held for sale                                                   1,768,472              860,840
   Premises and equipment                                               17,460,972           16,633,912
   Deferred tax assets                                                   3,241,634            4,512,589
   Accrued interest receivable on securities                             2,758,771            3,353,580
   Principal and interest receivable on loans                            4,523,438            4,331,987
   Intangibles                                                           8,763,756            9,555,425
   Other assets                                                         11,986,902           12,070,707
                                                                   ---------------      ---------------
           Total assets                                            $ 1,480,139,999      $ 1,403,919,346
                                                                   ===============      ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                   $   927,015,564      $   973,302,664
        Borrowings from the Federal Home Loan Bank                     403,651,359          291,286,797
        Other short-term borrowings                                     30,648,821           24,520,157
        Current taxes payable                                              316,857            2,267,117
        Interest payable on deposits and borrowings                      3,108,512            4,206,555
        Post retirement benefits payable                                 3,086,505            2,830,386
        Employee profit sharing retirement and bonuses payable           1,530,361            2,946,642
        Other liabilities                                                3,206,315            3,705,815
                                                                   ---------------      ---------------
                Total liabilities                                    1,372,564,294        1,305,066,133
                                                                   ---------------      ---------------

     Minority interest                                                      70,071              124,435
                                                                   ---------------      ---------------
       Stockholders' equity
               Common stock, $1.00 par value:
               Authorized: 12,000,000 shares
               Issued: 9,061,064                                         9,061,064            9,061,064
        Surplus                                                         27,494,890           27,494,890
        Undivided profits                                               76,013,518           69,896,759
        Treasury stock, at cost (453,016 shares)                        (7,399,628)          (7,399,628)
        Accumulated other comprehensive income (loss)                    2,335,790             (324,307)
                                                                   ---------------      ---------------
                Total stockholders' equity                             107,505,634           98,728,778
                                                                   ---------------      ---------------

                Total liabilities and stockholders' equity         $ 1,480,139,999      $ 1,403,919,346
                                                                   ===============      ===============




The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                                     2001              2000             2001             2000
                                                                ------------      ------------      ------------      ------------
INTEREST INCOME:                                                         (Unaudited)                           (Unaudited)
     Interest and fees on loans                                 $ 17,453,717      $ 14,718,174      $ 34,588,499      $ 28,433,790
     Interest on short term interest-bearing deposits                134,334           229,134           323,695           302,950
     Taxable interest income on securities                         7,070,495         6,869,437        15,160,057        14,533,832
     Tax-exempt interest income on securities                        229,888           218,504           466,885           426,462
     Dividends on securities                                         362,473           484,084           780,415           846,922
                                                                ------------      ------------      ------------      ------------
          Total interest income                                   25,250,907        22,519,333        51,319,551        44,543,956
                                                                ------------      ------------      ------------      ------------
   INTEREST EXPENSE
     Interest on deposits                                          6,747,503         5,401,427        14,521,220        10,265,350
     Interest on borrowings from the Federal Home Loan Bank        5,640,327         5,344,440        10,606,711        10,930,592
     Interest on other short-term borrowings                         199,680           331,321           476,764           590,446
                                                                ------------      ------------      ------------      ------------
          Total interest expense                                  12,587,510        11,077,188        25,604,695        21,786,388
                                                                ------------      ------------      ------------      ------------
     Net interest income                                          12,663,397        11,442,145        25,714,856        22,757,568
     Provision for loan losses                                          --                --
                                                                ------------      ------------      ------------      ------------
                                                                                                    ------------      ------------
     Net interest income after provision for loan losses          12,663,397        11,442,145        25,714,856        22,757,568
                                                                ------------      ------------      ------------      ------------
   NON-INTEREST INCOME
     Financial Advisor fees                                        1,887,868         1,829,900         3,648,231         3,337,495
     Deposit account service charges                                 539,891           485,407         1,041,637           973,586
     Branch banking fees                                             819,913           766,538         1,537,309         1,480,610
     Electronic banking fees                                         475,817           610,350           958,165           998,852
     Loan servicing and other loan fees                               42,520           130,318           102,192           185,903
     Brokerage fees and commissions                                  240,331           250,096           489,451           533,641
     Net gain (loss) on sales of securities                          392,063            49,394           852,557            28,302
     Net gain on sales of loans                                      280,409             4,597           422,040            27,654
     Insurance commissions                                           420,093           194,592           886,741           194,592
     Other income                                                    276,248           128,040           387,710           268,946
                                                                ------------      ------------      ------------      ------------
          Total non-interest income                                5,375,153         4,449,232        10,326,033         8,029,581
                                                                ------------      ------------      ------------      ------------
   NON-INTEREST EXPENSE
     Salaries                                                      4,381,449         3,529,577         8,327,408         6,686,895
     Employee benefits                                             1,677,057         1,436,467         3,538,255         2,985,521
     Building and equipment                                        1,421,257         1,170,409         2,751,104         2,288,379
     Data processing                                                 809,260           752,252         1,586,980         1,441,873
     Accounting and legal fees                                       258,083           258,454           472,760           461,684
     Other outside services                                          589,037           565,146         1,098,225         1,037,744
     Amortization of intangibles                                     395,833            56,701           791,666            59,774
     Delivery and communications                                     471,557           415,051           996,048           743,726
     Directors' fees                                                  85,800            88,250           171,600           175,750
     Marketing and advertising                                       591,479           320,441           939,731           524,304
     Printing and supplies                                           308,377           227,036           445,752           393,207
     Insurance                                                       109,918            92,423           247,388           188,243
     All other expenses                                              363,663           357,090           772,496           964,831
                                                                ------------      ------------      ------------      ------------
          Total operating expense                                 11,462,770         9,269,297        22,139,413        17,951,931
                                                                ------------      ------------      ------------      ------------
   Minority Interest                                                 (17,753)          (10,496)           (5,584)          (10,496)
                                                                ------------      ------------      ------------      ------------
   Net income before taxes                                         6,593,533         6,632,576        13,907,060        12,845,714
   Applicable income taxes                                         2,207,861         2,279,237         4,691,404         4,391,326
                                                                ------------      ------------      ------------      ------------
   Net income                                                   $  4,385,672      $  4,353,339      $  9,215,656      $  8,454,388
                                                                ============      ============      ============      ============
   Average shares outstanding                                      8,608,048         8,608,048         8,608,048         8,608,048
   Basic earnings per share
                                                                $       0.51      $       0.50      $       1.07      $       0.98
   Diluted earnings per share
                                                                $       0.51      $       0.50      $       1.07      $       0.98
   Cash dividends declared
                                                                $       0.18      $       0.16      $       0.36      $       0.32

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Six Months Ended June 30,


                                                                  2001               2000
                                                            -------------      -------------
                                                                      (Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                  $   9,215,656      $   8,454,388
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                        --                 --
    Depreciation and amortization                               2,030,413          1,099,517
    Net  amortization of securities                               460,380         13,645,606
    Accretion of deferred loan fees                              (242,509)          (235,135)
    Net gain  on sale of investment securities                   (852,557)           (28,302)
    Deferred (prepaid) income tax expense                      (3,221,215)          (479,321)
    Net gain on sale of loans                                    (422,040)           (27,654)
Net change in:
    Loans held for sale                                          (907,632)           200,000
    Accrued interest receivable                                   403,358           (805,935)
    Accrued expenses and other liabilities                     (2,757,705)          (899,581)
    Other, net                                                  4,314,069         (7,118,894)
                                                            -------------      -------------
Net cash provided by operating activities                       8,020,218         13,804,689
                                                            -------------      -------------
CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                    (104,163,380)       (87,675,346)
    Proceeds from sale of loans                                34,618,367          6,453,313
    Dispositions of property from defaulted loans                    --               70,000
    Maturities of securities                                  187,778,611        114,130,910
    Purchase of available for sale securities                (270,323,202)      (147,307,413)
    Sales of available for sale securities                     67,467,964         57,060,977
    Purchases of premises and equipment                        (2,857,831)        (5,214,744)
                                                            -------------      -------------
Net cash used by investing activities                         (87,479,471)       (62,482,303)
                                                            -------------      -------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net (decrease) increase in deposits                       (46,287,100)       136,659,420
    Net increase (decrease) in borrowings from the
            Federal Home Loan Bank                            112,364,562        (93,647,994)
    Net  increase in other short-term borrowings                6,128,664          5,685,220
    Cash dividends paid on common stock                        (3,098,897)        (2,758,896)
                                                            -------------      -------------
Net cash provided by financing activities                      69,107,229         45,937,750
                                                            -------------      -------------
Net decrease in cash and cash equivalents                     (10,352,024)        (2,739,864)
Cash and cash equivalents at beginning of year                 66,215,030         45,622,428
                                                            -------------      -------------

Cash and cash equivalents at end of period                  $  55,863,006      $  42,882,564
                                                            =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                $  26,702,737      $  22,475,774
    Income taxes                                                7,179,819          4,467,843
Non-cash transactions:
    Additions to property from defaulted loans              $          --      $      70,000

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              For the Six Months Ended June 30,


                                                                                             2001                    2000
                                                                                          -----------             ----------
                                                                                                     (Unaudited)
        Net income                                                                         $9,215,656             $8,454,388
                                                                                          -----------             ----------
        Unrealized holding  gains (losses) on securities available for sale                 5,380,784                (31,096)
        Reclassification of gains on securities realized in income                          (852,557)                (28,302)
                                                                                          -----------             ----------
        Net unrealized gains (losses)                                                       4,528,227                (59,398)
        Related tax effect                                                                (1,868,130)                  2,106
                                                                                         ------------            -----------
        Net other comprehensive income (loss)                                               2,660,097                (57,292)
                                                                                         ------------             -----------
        Comprehensive income                                                             $ 11,875,753             $8,397,096
                                                                                         ============             ==========

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Six Months Ended June 30,


                                                        2001                 2000
                                                    ------------         -----------
                                                                 (Unaudited)
        COMMON STOCK
        Balance, beginning of the year              $  9,061,064         $ 9,061,064
                                                    ------------         -----------

        Balance, June 30                               9,061,064           9,061,064
                                                    ------------         -----------

        SURPLUS
        Balance, beginning of the year                27,494,890          27,494,890
                                                    ------------         -----------

        Balance, June 30                              27,494,890          27,494,890
                                                    ------------         -----------

        UNDIVIDED PROFITS
        Balance, beginning of the year                69,896,759          58,181,480
        Net income                                     9,215,656           8,454,388
        Cash dividends declared                       (3,098,897)         (2,758,896)
                                                    ------------         -----------
        Balance, June 30                              76,013,518          63,876,972
                                                    ------------          ----------

        TREASURY STOCK
        Balance, beginning of the year                (7,399,628)         (7,399,628)
                                                    -------------        ------------

        Balance, June 30                              (7,399,628)         (7,399,628)
                                                    -------------        ------------

        ACCUMULATED OTHER COMPREHENSIVE INCOME
        Balance, beginning of the year                  (324,307)         (1,688,195)
        Net other comprehensive income                 2,660,097             (57,292)
                                                    ------------         -----------
        Balance, June 30                               2,335,790          (1,745,487)
                                                    ------------         -----------
        TOTAL STOCKHOLDERS' EQUITY                  $107,505,634         $91,287,811
                                                    ============         ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six Months Ended June 30, 2001 and 2000 (Unaudited)

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

         During the second quarter of 2000, the Company, through its wholly-owned subsidiary, Cape Cod Bank and Trust Company N.A., acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc. (the "Agency") of Falmouth, Massachusetts, a full service insurance Agency offering property, casualty, life, accident and health products to clients on Cape Cod. The Agency has been in business since 1972 and has license agreements with more than thirty insurance firms. As part of the transaction, Murray & MacDonald President Douglas D. MacDonald will continue as President of the Agency, and will direct all insurance activities for the Bank.

         In addition to the acquisition of Murray & MacDonald Insurance Services, Inc., the Company also completed its acquisition of two branch banking offices, in Falmouth and Wareham, Massachusetts, from Fleet Bank during the second quarter of 2000. These branches added approximately $55 million in deposits at a 15.5% premium, at June 30, 2000.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the June 30, 2000 financial statements to conform to the 2001 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                          Net Interest Income, Net Interest Margin
                                                                                Three Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                    -----------------------------------          ----------------------------------
                                                      Average                Average               Average                Average
                                                      Balance    Interest     Yield                Balance    Interest     Yield
                                                    -----------------------------------          ----------------------------------
                                                                            (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities                  $ 36,694     $  518       5.65%             $ 31,477      $  570      7.24%
           CMOs                                         187,016      2,850       6.10%              182,106       3,245      7.13%
           U.S. Government agencies                      15,916        152       3.87%               28,256         453      6.52%
           State and municipal obligations               20,064        230       6.04%               20,710         226      5.77%
           Other securities                             261,502      4,047       6.27%              198,493       3,308      6.78%
                                                        -------      -----                          -------       -----
       Total securities                                 521,192      7,797       6.08%              461,042       7,802      6.89%
                                                        -------      -----                          -------       -----

Loans:
           Commercial                                    93,196      1,937       8.43%               85,155       2,058      9.56%
           Commercial construction                       48,320        943       7.83%               27,271         652      9.56%
           Residential construction                      48,835        818       6.62%               53,077         832      6.27%
           Commercial mortgages                         245,737      5,548       9.06%              216,547       4,930      9.11%
           Industrial revenue bonds                       1,300         21       9.16%                1,046          24     13.26%
           Residential mortgages                        415,091      7,134       6.88%              309,963       5,319      6.86%
           Home equity                                   42,302        828       7.85%               28,555         689      9.64%
           Consumer                                       8,702        225      10.90%                8,993         214      9.86%
                                                        -------      -----                          -------       -----
       Total loans                                      903,483     17,454       7.75%              730,607      14,718      8.05%
                                                        -------      -----                          -------       -----

       Total earning assets                           1,424,675     25,251       7.11%            1,191,649      22,520      7.61%
                                                      ---------                                   ---------

Cash and due from banks                                  37,552                                      35,760
Non-earning assets                                       30,713                                      20,543
                                                     ----------                                  ----------
       Total assets                                  $1,492,940                                  $1,247,952
                                                     ==========                                  ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
           NOW accounts                               $ 138,333        180       0.52%             $119,999         217      0.72%
           Regular savings                              140,168        832       2.38%              146,989       1,135      3.10%
           Money Market accounts                        164,757      1,296       3.15%              142,975       1,315      3.69%
           Certificates of Deposit of
               $100,000 or more                         105,731      1,557       5.91%               66,336         982      5.95%
           Other time deposits                          196,663      2,883       5.88%              127,435       1,753      5.53%
                                                        -------      -----                          -------       -----
       Total interest bearing deposits                  745,652      6,748       3.63%              603,734       5,402      3.59%
                                                        -------      -----                          -------       -----

Borrowings:
           Federal Home Loan Bank                       412,679      5,640       5.48%              347,059       5,344      6.19%
           Other short-term borrowings                   26,309        200       3.04%               24,315         331      5.48%
                                                        -------      -----                          -------       -----
       Total borrowings                                 438,988      5,840       5.34%              371,374       5,675      6.14%
                                                        -------      -----                          -------       -----

       Total interest-bearing liabilities             1,184,640     12,588       4.26%              975,108      11,077      4.56%
                                                                    ------                                       ------

Demand deposits                                         199,080                                     177,335
Non-interest bearing liabilities                          6,347                                       7,792
Stockholders' equity                                    102,873                                      87,717
                                                     ----------                                  ----------
       Total liabilities & equity                    $1,492,940                                  $1,247,952
                                                     ==========                                  ==========
Net interest income/spread                                         $12,663       2.85%                          $11,443      3.05%
                                                                   =======                                      =======
Net interest margin (NII/Avg. Earning Assets)                                    3.57%                                       3.86%


PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
               Three Months Ended June 30, 2001 vs. June 30, 2000

Source and Use of Funds

         When compared to the second quarter of 2000, average interest bearing deposits were higher by 23.5% or $141.9 million in the second quarter of 2001. Significant growth occurred in time deposits with Certificates of Deposit greater than $100,000 increasing 59.4% or $39.4 million and Other time deposits increasing 54.3% or $69.2 million. This growth includes deposits acquired from Fleet at the end of the second quarter of 2000 as well as the offering of a 7.20% APY on a one year certificate of deposit during the second and third quarters of 2000. Non-interest bearing demand deposits increased 12.3% or $21.7 million in the second quarter of 2001 when compared to the same period in 2000. Additional funds were raised through increased borrowings from the Federal Home Loan Bank, up 18.9% or $65.6 million in the second quarter of 2001 as compared to the same quarter of 2000.

         On average, securities were higher by $60.2 million or 13.0% during the second quarter of 2001 when compared to the second quarter of 2000. With the most significant growth occuring in the Other Securities category which increased, on average, $63.0 million or 31.7%. When compared to the second quarter of 2000, average loans were higher in 2001 by 23.7% or $172.9 million. Loan growth was spearheaded by residential mortgage lending, up $105.1 million or 33.9% in a very active local market. Additionally, Home Equity loans were up $13.7 million for a 48.1% increase for the second quarter of 2001 as compared to 2000.

Net interest income

         Net interest income was $12.7 million for the three months ended June 30, 2001 as compared to $11.4 million for the same period in 2000 up 10.7%. The spread and net interest margin ratios were 2.85% and 3.57%, respectively, for the three months ended June 30, 2001 as compared to 3.05% and 3.86%, respectively, for the comparable 2000 period.

Provision for loan losses

         No provisions were made to the reserve for loan losses in the quarters ended June 30, 2001 or 2000. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover losses likely to result from loans in the current portfolio.

Non-interest Income and Expense

         Non-interest income totaled $5.4 million for the three months ended June 30, 2001, up 20.8% compared to the $4.4 million earned during the same period in 2000. Net gains on the sale of securities and loans as well as the addition of revenues from insurance activities contributed significantly to this increase.

         During the second quarter of 2001, non-interest expenses totaled $11.5 million, greater than the $9.3 million expended during the comparable period last year by $2.2 million or 23.7%. Salaries and employee benefits rose $1.1 million or 22.0%. Increased expenses in other categories include amortization of intangibles resulting from acquisitions, increased building and equipment expenses attributable to the addition of two branch offices and the new South Yarmouth headquarters, and marketing and advertising costs incurred for a campaign to launch the Company's new logo.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

         Applicable State and Federal income tax expense of $2.2 million for the quarter ended June 30, 2001 was 3.1% less than the $2.3 million recorded for the same quarter in 2000, a reflection of lower pretax net income. The combined effective State and Federal tax rate was 34% of pretax net income for each period presented.

Net income

         Consolidated net income was $4.4 million representing earnings per share of $0.51 for the three months ended June 30, 2001 as compared to $4.4 million or $0.50 per share for the comparable three months ended June 30, 2000. Annualized returns on average assets and average equity were 1.18% and 17.10%, respectively, for the three months ended June 30, 2001 as compared to 1.40% and 19.96%, respectively, for the three months ended June 30, 2000.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


                                                                          Net Interest Income, Net Interest Margin
                                                                                 Six Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                    -----------------------------------          ----------------------------------
                                                      Average                Average               Average                Average
                                                      Balance    Interest     Yield                Balance    Interest     Yield
                                                    -----------------------------------          ----------------------------------
                                                                            (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities                  $ 37,061    $ 1,219       6.58%              $31,611     $ 1,220      7.72%
           CMOs                                         182,421      6,282       6.89%              198,131       7,019      7.09%
           U.S. Government agencies                      19,091        510       5.41%               28,892         916      6.45%
           State and municipal obligations               21,087        481       6.01%               20,205         434      5.68%
           Other securities                             253,789      8,240       6.58%              200,314       6,521      6.62%
                                                        -------    -------                          -------     -------
       Total securities                                 513,449     16,732       6.62%              479,153      16,110      6.83%
                                                        -------     ------                          -------     -------

Loans:
           Commercial                                    86,756      3,758       8.78%               83,175       3,958      9.67%
           Commercial construction                       45,241      1,868       8.33%               25,112       1,163      9.31%
           Residential construction                      49,180      1,590       6.43%               49,691       1,543      6.14%
           Commercial mortgages                         241,153     10,957       9.16%              213,739       9,665      9.09%
           Industrial revenue bonds                       1,432         53      10.53%                1,085          48     12.57%
           Residential mortgages                        407,810     14,230       6.98%              304,133      10,365      6.82%
           Home equity                                   40,145      1,691       8.50%               26,716       1,259      9.47%
           Consumer                                       8,611        441      10.73%                9,019         433     10.04%
                                                        -------    -------                          -------     -------

       Total loans                                      880,328     34,588       7.90%              712,670      28,434      8.02%
                                                        -------    -------                          -------     -------

       Total earning assets                           1,393,777     51,320       7.44%            1,191,823      44,544      7.56%
                                                                    ------                                       ------
Cash and due from banks                                  37,185                                      32,175
Non-earning assets                                       30,835                                      20,895
                                                     ----------                                  ----------

       Total assets                                  $1,461,797                                  $1,244,893
                                                     ==========                                  ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
           NOW accounts                                $135,369        405       0.60%             $115,575         436      0.76%
           Regular savings                              141,856      1,860       2.64%              150,305       2,304      3.08%
           Money Market accounts                        163,091      2,752       3.40%              140,333       2,466      3.53%
           Certificates of Deposit of
               $100,000 or more                         114,062      3,461       6.12%               62,963       1,813      5.79%
           Other time deposits                          199,997      6,043       6.09%              123,174       3,247      5.30%
                                                        -------      -----                          -------       -----

       Total interest bearing deposits                  754,375     14,521       3.88%              592,350      10,266      3.49%
                                                        -------      -----                          -------       -----

Borrowings:
           Federal Home Loan Bank                       378,700     10,606       5.65%              365,706      10,930      6.01%
           Other short-term borrowings                   26,122        478       3.68%               22,487         590      5.28%
                                                        -------      -----                          -------       -----
       Total borrowings                                 404,822     11,084       5.52%              388,193      11,520      5.97%
                                                        -------     ------                          -------      ------

       Total interest-bearing liabilities             1,159,197     25,605       4.45%              980,543      21,786      4.47%
                                                                    ------                                       ------

Demand deposits                                         193,995                                     169,455
Non-interest bearing liabilities                          8,301                                       7,984
Stockholders' equity                                    100,304                                      86,911
                                                     ----------                                  ----------

       Total liabilities & equity                    $1,461,797                                  $1,244,893
                                                     ==========                                  ==========
Net interest income/spread                                         $25,715       2.99%                           22,758      3.09%
                                                                   =======                                       ======
Net interest margin (NII/Avg. Earning Assets)                                    3.72%                                       3.84%

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
                Six Months Ended June 30, 2001 vs. June 30, 2000

Source and Use of  Funds

         Average interest bearing deposits increased $162.0 million or 27.4% when comparing the first half of 2001 with the same period in 2000. Significant growth occurred in average Time deposits with Certificates of Deposit greater than $100,000 increasing $51.1 milllion or 81.2%, and Other time deposits increasing $76.8 million or 62.4%. This growth includes deposits acquired from Fleet at the end of the second quarter of 2000 as well as the offering of a 7.20% APY on a one year certificate of deposit during the second and third quarters of 2000. Non-interest bearing demand deposits increased $24.6 million or 14.5% on average, in the first six months of 2001 when compared to the same period in 2000. Average borrowings increased by $16.6 million or 4.3% in the 2001 period.

     When compared to the first six months of 2000, average loans were higher in 2001 by $167.7 million or 23.5%. Residential mortgages contributed significantly to this growth, up $103.7 million or 34.1%, while commercial construction and mortgage loans increased $47.5 million or 19.9%. Additionally, Home Equity loans were up $13.4 million for a 50.3% increase for the first six months of 2001 as compared to 2000. On average, Securities increased $34.3 million or 7.2% during the first half of 2001 when compared to the same period in 2000. This growth was led by an increase of $53.5 million, or 26.7%, on average, in Other securities.

Net interest income

         Net interest income was $25.7 million for the six months ended June 30, 2001 as compared to $22.8 million for the same period in 2000 up 13.0%. The spread and net interest margin ratios were 2.99% and 3.72%, respectively, for the six months ended June 30, 2001 as compared to 3.09% and 3.84%, respectively, for the comparable 2000 period.

Provision for loan losses

         No provisions were made to the reserve for loan losses in the quarters ended June 30, 2001 or 2000. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover losses likely to result from loans in the current portfolio.

Non-interest Income and Expense

         Non-interest income totaled $10.3 million for the six months ended June 30, 2001, up 28.6% compared to the $8.0 million earned during the same period in 2000. Net gains on the sale of securities and loans as well as the addition of revenues from insurance activities contributed significantly to this increase.

         During the first six months of 2001, non-interest expenses totaled $22.1 million, greater than the $18.0 million expended during the comparable period last year by $4.1 million or 23.3%. Salaries and employee benefits rose $2.2 million or 22.7%. Increased expenses in other categories include amortization of intangibles resulting from acquistions, increased building and equipment expenses attributable to the addition of two branch offices and the new South Yarmouth headquarters, and marketing and advertising costs incurred for a campaign to launch the Company's new logo.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

         Applicable State and Federal income tax expense of $4.7 million for the six months ended June 30, 2001 was 6.8% greater than the $4.4 million recorded for the same period in 2000, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 34% of pretax net income for each period presented.

Net income

         Consolidated net income was $9.2 million representing earnings per share of $1.07 for the six months ended June 30, 2001 as compared to $8.5 million or $0.98 per share for the comparable six months ended June 30, 2000. Annualized returns on average assets and average equity were 1.27% and 18.53%, respectively, for the six months ended June 30, 2001 as compared to 1.37% and 19.56%, respectively, for the six months ended June 30, 2000.


               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

         The Company had $1.48 billion consolidated total assets, $927.0 million deposits and $107.5 million stockholders' equity at June 30, 2001. Its capital to assets ratio was 7.3%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2000, securities available for sale at fair value increased $17.4 million or 4.10%, gross loans increased $70.1 million or 8.3%, deposits decreased $46.3 million or 4.8% and borrowed funds increased $118.5 million or 37.5%.

Investment Securities

          The adjusted cost and estimated market values of investment securities which the Company classified as available for sale at June 30, 2001 and December 31, 2000 were as follows:

                                                                                June 30, 2001
                                                     --------------------------------------------------------------
                                                                           Gross           Gross         Estimated
                                                     Adjusted           Unrealized       Unrealized         Market
                                                       Cost                Gains           Losses           Value
                                                       ----                -----           ------           -----
                                                                       (Dollar amounts in thousands)
U.S. Government agency CMOs                          $155,173             $1,798           $1,032          $155,939
Other U.S. Government agencies                         11,087                 20                1            11,106
Other collateralized mortgage obligations              50,167              1,164              234            51,097
State and municipal obligations                        26,928                 --               --            26,928
Other debt securities                                 196,779              2,450              201           199,028
                                                     --------             ------           ------          --------
    Totals                                           $440,134             $5,432           $1,468          $444,098
                                                     ========             ======           ======          ========

                                                                            December 31, 2000
                                                     --------------------------------------------------------------
                                                                           Gross           Gross         Estimated
                                                     Adjusted           Unrealized       Unrealized         Market
                                                       Cost                Gains           Losses           Value
                                                       ----                -----           ------           -----
                                                                  (Dollar amounts in thousands)
U.S. Government agency CMOs                          $140,472             $1,412           $2,437          $139,447
Other U.S. Government agencies                         22,663                 31              200            22,494
Other collateralized mortgage obligations              47,746                526              529            47,743
State and municipal obligations                        25,479                  3               --            25,482
Other debt securities                                 190,946              1,484              853           191,577
                                                     --------             ------           ------          --------
    Totals                                           $427,306             $3,456           $4,019          $426,743
                                                     ========             ======           ======          ========


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

         Investment securities available for sale increased $17.4 million, from $426.7 million at December 31, 2000 to $444.1 million at June 30, 2001. Net gains from security sales were $392 thousand and during the quarter and six months ended June 30, 2001, respectively, compared to net gains of $49 thousand and $28 thousand, respectively, during the same periods in 2000.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                                       June 30,               December 31,
                                                        2001                       2000
                                                    -------------              -------------
       Mortgage loans on real estate
           Residential                               $422,480,663               $393,574,418
           Commercial                                 247,776,045                242,535,682
           Construction                               100,308,751                 87,978,360
           Equity lines of credit                      44,103,592                 37,377,120
       Other loans
           Commercial                                  94,100,820                 76,274,801
           Industrial revenue bonds                     1,273,509                  1,602,973
           Consumer                                     8,547,890                  9,146,965
                                                    -------------              -------------

                 Total loans                          918,591,270                848,490,319
           Less: Reserve for loan losses              (12,222,359)               (12,153,944)
                                                      ------------               ------------
                 Total portfolio loans, net          $906,368,911               $836,336,375
                                                     ============               ============
       Loans held for sale                           $  1,768,472               $    860,840
                                                     ============               ============

         As shown in the table above, total loans increased $70.1 million or 8.26% to $918.6 million at June 30, 2001 as compared to December 31, 2000, with significant growth occuring in the residential mortgage and commercial loan portfolios, up $28.9 and $17.8 million, respectively. New residential mortgage originations of $23.4 million fixed rate and $61.9 million adjustable rate were achieved in the second quarter 2001. During the same period, the Company sold $24.2 million residential mortgages, producing net gains of $312.3 thousand.

Non performing assets and loan loss experience

         As shown in the following table non-performing assets were $3.3 million or .22% of total assets at June 30, 2001 compared to $3.7 million or .26% of total assets at December 31, 2000. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.


                                                                   June 30,              December 31,
                                                                      2001                    2000
                                                                    ------                   ------
                                                                     (Dollar amounts in thousands)
Nonaccrual loans                                                    $1,802                   $2,192
Loans past due 90 days or more and still accruing                       --                       --
Property from defaulted loans                                        1,500                    1,500
                                                                    ------                   ------

Total non-performing assets                                         $3,302                   $3,692
                                                                    ======                   ======
Restructured troubled debt performing in
accordance with amended terms, not included above                   $  233                   $   237
                                                                    ======                   =======

                                       15

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                                       Six Months Ended June 30,
                                                         2001             2000
                                                       --------        --------
Balance, beginning of the period                       $ 12,154        $ 11,158
Provision for loan losses                                  --               --
Charge-offs                                                (114)            (57)

Recoveries on loans previously charged off                  182             567
                                                       --------        --------

Balance, end of  the period                            $ 12,222        $ 11,668
                                                       ========        ========


         Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.33% of total loans at June 30, 2001, 1.43% at December 31, 2000, and 1.54% at June 30,2000. Management considers the reserve to be adequate at June 30, 2001, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

         The Company had outstanding commitments to originate new residential and commercial mortgages of $55.4 million at June 30, 2001 and $57.8 million at December 31, 2000 which are not reflected on the consolidated statements of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                 June 30,                    December 31,
                                    2001                         2000
                                 --------                     --------
                                       (Dollar amounts in thousands)
Commercial loans
    Dealer floor plan           $   9,579                     $  9,134
    Lines of credit                35,344                       46,743
    Other                           3,711                        3,657
Commercial mortgages
    Construction                   19,260                       14,129
    Other                          11,692                        2,896
Residential mortgages
     Home equity                   51,255                       45,733
Consumer loans
     Lines of credit                2,996                        2,861
                                 --------                     --------
            Total                $133,837                     $125,153
                                 ========                     ========

                                       16

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:


                                                     June 30, 2001     December 31, 2000
                                                     -------------     -----------------
Deposits
    Demand                                            $216,129,578        $201,904,120
    NOW                                                140,036,174         139,452,453
    Money market                                       169,774,077         163,793,368
    Other savings                                      140,476,255         143,239,002
    Certificates of deposit greater than $100,000       73,899,345          96,159,335
    Other time                                         186,700,135         228,754,386
                                                       -----------         -----------

        Total deposits                                $927,015,564        $973,302,664
                                                      ============        ============


         Reflecting the maturity of $25 million in brokered deposits and the seasonal nature of Cape Cod economy as discussed in "Liquidity" on page 18 herein, total deposits at June 30, 2001 are $46.3 million or 4.8% lower than total deposits at December 31, 2000. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds
         Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At June 30, 2001, borrowed funds totaled $434.3 million, up 37.5% or $118.5 million compared to borrowed funds at December 31,2000. This increase offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth.

Stockholders' Equity

         The Company's capital to assets ratio was 7.26% at June 30, 2001 compared to 7.03% at December 31, 2000.

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of June 30, 2001.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


                                                       Minimum                        June 30, 2001
                                                     Regulatory              ------------------------------
                                                     Guidelines                Company                Bank
                                                     ------------------------------------------------------
          Tier 1 leverage capital                        4.00%                   6.44%                6.43%
          Tier 1capital to risk-weighted assets          4.00%                   9.37%                9.35%
          Total capital to risk-weighted assets          8.00%                  10.56%               10.53%

         The Company's book value at June 30, 2001 was $12.49 per share compared to $11.47 per share at December 31, 2000.

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


                         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142, which is effective January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements.

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

         There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2001 from those presented in the Company's 2000 Annual Report.


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

                       Not applicable

ITEM 5.  Other information

                       Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

                      (a)   Exhibits
                            None

                      (b)   Reports on Form 8-K

                            On May 22, 2001, a report on Form 8-K was filed by the Company pertaining to a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):                   CCBT Financial Companies, Inc.
                                ------------------------------



Date:  August 14, 2001
       ---------------

              /s/STEPHEN B. LAWSON, President and Chief Executive Officer
              -----------------------------------------------------------
              Stephen B. Lawson,  President and Chief Executive Officer




              /s/NOAL D. REID, Chief Financial Officer and Treasurer
              ------------------------------------------------------
              Noal D. Reid,  Chief Financial Officer and Treasurer