Form 10-Q
period 2001-09-30
CCBT FINANCIAL COMPANIES INC
filed 2001-11-14
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1): [X] Yes [_] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,620,423 shares of common stock outstanding as of November 9, 2001.

TABLE OF CONTENTS

Section               Description                                                                      Page No.
PART I                FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Statements of Financial Condition                                      3
                               September 30, 2001 (Unaudited) and December 31, 2000

                      Consolidated Statements of Income (Unaudited)                                       4
                               Three and Nine Months Ended September 30, 2001 and 2000

                      Consolidated Statements of Cash Flows (Unaudited)                                   5
                               Nine Months Ended September 30, 2001 and 2000

                      Consolidated Statements of Comprehensive Income (Unaudited)                         6
                               Nine Months Ended September 30, 2001 and 2000

                      Consolidated Statements of Changes in Stockholders' Equity (Unaudited)              6
                               Nine Months Ended September 30, 2001 and 2000

                      Notes to Consolidated Financial Statements                                          7

         Item 2.      Management's Discussion and Analysis of Financial Condition                         7-18
                               and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          19

PART II               OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                   19

         Item 2.      Changes in Securities and Use of Proceeds                                           19

         Item 3.      Defaults upon Senior Securities                                                     19

         Item 4.      Submission of Matters to a Vote of Security Holders                                 19

         Item 5.      Other Information                                                                   19

         Item 6.      Exhibits and Reports on Form 8-K                                                    19

                      SIGNATURES                                                                          20

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         September 30,             December 31,
                                                                             2001                      2000
                                                                             ----                      ----
                                                                         (Unaudited)
ASSETS
   Cash and due from banks                                             $    33,709,066            $    49,371,492
   Short term interest-bearing deposits                                        457,442                 16,843,538
   Securities available for sale at fair value                             508,669,050                426,742,801
   Federal Home Loan Bank stock, at cost                                    22,125,400                 22,125,400
   Federal Reserve Bank stock, at cost                                       1,235,050                  1,180,700
   Total loans                                                             877,360,089                848,490,319
   Less:  Reserve for loan losses                                          (12,165,917)               (12,153,944)
                                                                       ---------------            ---------------
   Net loans                                                               865,194,172                836,336,375
   Loans held for sale                                                         623,225                    860,840
   Premises and equipment                                                   17,920,402                 16,633,912
   Deferred tax assets                                                       1,769,330                  4,512,589
   Accrued interest receivable on securities                                 3,070,442                  3,353,580
   Principal and interest receivable on loans                                4,306,330                  4,331,987
   Intangibles                                                               8,367,922                  9,555,425
   Other assets                                                             16,760,759                 12,070,707
                                                                       ---------------            ---------------
           Total assets                                                $ 1,484,208,590            $ 1,403,919,346
                                                                       ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                            $   935,432,739            $   973,302,664
   Borrowings from the Federal Home Loan Bank                              370,926,054                291,286,797
   Other short-term borrowings                                              35,453,049                 24,520,157
   Subordinated debt                                                         5,000,000                        --
   Current taxes payable                                                       934,427                  2,267,117
   Interest payable on deposits and borrowings                               2,583,037                  4,206,555
   Post retirement benefits payable                                          3,188,675                  2,830,386
   Employee profit sharing retirement and bonuses payable                    2,292,844                  2,946,642
   Due to broker securities settlement account                              12,107,571                    756,617
   Other liabilities                                                         3,786,733                  2,949,198
                                                                       ---------------            ---------------

           Total liabilities                                             1,371,705,129              1,305,066,133
                                                                       ---------------            ---------------

Minority interest                                                               29,097                    124,435
                                                                       ---------------            ---------------


 Stockholders' equity
   Common stock, $1.00 par value:
          Authorized: 12,000,000 shares
          Issued: 9,061,064 shares                                           9,061,064                  9,061,064
   Surplus                                                                  27,473,395                 27,494,890
   Undivided profits                                                        79,476,177                 69,896,759
   Treasury stock, at cost (440,641 shares in 2001)                         (7,197,493)                (7,399,628)
                           (453,016 shares in 2000)
   Accumulated other comprehensive income (loss)                             3,661,221                   (324,307)
                                                                       ---------------            ---------------
           Total stockholders' equity                                      112,474,364                 98,728,778
                                                                       ---------------            ---------------

           Total liabilities and stockholders' equity                  $ 1,484,208,590            $ 1,403,919,346
                                                                       ===============            ===============


The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                                            2001              2000          2001             2000
                                                                            ----              ----          ----             ----
INTEREST INCOME:                                                                 (Unaudited)                    (Unaudited)
  Interest and fees on loans                                             $ 16,730,597   $ 15,900,554    $ 51,319,096   $ 44,334,344
  Interest on short term interest-bearing deposits                            121,768        356,103         445,463        659,053
  Interest on federal funds sold                                                 --           29,975            --           29,975
  Taxable interest income on securities                                     5,757,443      7,339,386      20,917,500     21,873,218
  Tax-exempt interest income on securities                                    255,465        264,348         722,350        690,810
  Dividends on securities                                                     328,445        451,558       1,108,860      1,298,480
                                                                         ------------   ------------    ------------   ------------
       Total interest income                                               23,193,718     24,341,924      74,513,269     68,885,880
                                                                         ------------   ------------    ------------   ------------
INTEREST EXPENSE
  Interest on deposits                                                      5,116,844      7,636,029      19,638,064     17,901,379
  Interest on borrowings from the Federal Home Loan Bank                    4,858,045      3,487,223      15,464,756     14,417,815
  Interest on other short-term borrowings                                     198,133        412,674         674,897      1,003,120
  Interest on subordinated debt                                                63,677           --            63,677           --
                                                                         ------------   ------------    ------------   ------------
       Total interest expense                                              10,236,699     11,535,926      35,841,394     33,322,314
                                                                         ------------   ------------    ------------   ------------
  Net interest income                                                      12,957,019     12,805,998      38,671,875     35,563,566
  Provision for loan losses                                                      --             --              --              --
                                                                         ------------   ------------    ------------   ------------
  Net interest income after provision for loan losses                      12,957,019     12,805,998      38,671,875     35,563,566
                                                                         ------------   ------------    ------------   ------------
NON-INTEREST INCOME
  Financial Advisor fees                                                    1,574,269      1,442,366       5,222,500      4,779,861
  Deposit account service charges                                             523,051        495,650       1,564,688      1,469,236
  Branch banking fees                                                         804,882        832,337       2,342,191      2,312,947
  Electronic banking fees                                                     493,683        429,933       1,451,848      1,428,785
  Loan servicing and other loan fees                                           27,558         39,330         129,750        225,233
  Brokerage fees and commissions                                              230,741        218,575         720,192        752,216
  Net gain on sales of securities                                             292,426         44,931       1,144,983         73,233
  Net gain on sales of loans                                                1,770,946         31,144       2,192,986         58,798
  Insurance commissions                                                       471,316        304,722       1,358,057        499,315
  Other income                                                                219,549        150,278         607,259        419,224
                                                                         ------------   ------------    ------------   ------------
       Total non-interest income                                            6,408,421      3,989,266      16,734,454     12,018,848
                                                                         ------------   ------------    ------------   ------------
NON-INTEREST EXPENSE
  Salaries                                                                  4,496,761      3,799,920      12,824,169     10,486,815
  Employee benefits                                                         1,687,779      1,624,850       5,226,034      4,610,371
  Building and equipment                                                    1,426,065      1,277,941       4,177,169      3,566,320
  Data processing                                                             830,660        759,273       2,417,640      2,201,146
  Accounting and legal fees                                                   231,506        209,846         704,266        671,530
  Other outside services                                                      609,009        509,830       1,707,234      1,547,574
  Amortization of intangibles                                                 395,833        395,835       1,187,499        455,609
  Delivery and communications                                                 586,781        386,234       1,582,829      1,129,960
  Directors' fees                                                              85,800         86,250         257,400        262,000
  Marketing and advertising                                                   392,854        318,103       1,332,585        842,407
  Printing and supplies                                                       222,802        210,845         668,554        604,052
  Insurance                                                                   111,948         98,081         359,336        286,324
  Branch conversion expenses                                                     --          249,808            --          249,808
  All other expenses                                                          518,594        308,282       1,291,090      1,273,114
                                                                         ------------   ------------    ------------   ------------
       Total operating expense                                             11,596,392     10,235,098      33,735,805     28,187,030
                                                                         ------------   ------------    ------------   ------------
 Minority interest                                                              7,780         (6,917)          2,196        (17,413)
                                                                         ------------   ------------    ------------   ------------
Net income before taxes                                                     7,761,268      6,567,083      21,668,328     19,412,797
Applicable income taxes                                                     2,749,161      2,199,774       7,440,565      6,591,100
                                                                         ------------   ------------    ------------   ------------
Net income                                                               $  5,012,107   $  4,367,309    $ 14,227,763   $ 12,821,697
                                                                         ============   ============    ============   ============
Average shares outstanding                                                  8,615,738      8,608,048       8,610,640      8,608,048
Basic earnings per share                                                 $       0.58   $       0.51    $       1.65   $       1.49
Diluted earnings per share
                                                                         $       0.58   $       0.51    $       1.65   $       1.49
Cash dividends declared
                                                                         $       0.18   $       0.16    $       0.54   $       0.48


The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,

                                                                          2001                   2000
                                                                          ----                   ----
                                                                                  (Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES

Net income                                                          $  14,227,763              $  12,821,697
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                                --                         --
    Depreciation and amortization                                       3,067,370                  1,726,808
    Net  amortization of securities                                     4,015,751                  5,126,638
    Accretion of deferred loan fees                                      (430,380)                   (97,509)
    Net gain on sale of investment securities                          (1,144,983)                   (73,233)
    Prepaid income tax expense                                         (4,075,949)                (1,046,754)
    Net gain on sale of loans                                          (2,192,986)                   (58,798)
Net change in:
    Loans held for sale                                                   237,615                     35,230
    Accrued interest receivable                                           308,795                 (1,402,854)
    Accrued expenses and other liabilities                             10,269,462                  1,046,526
    Other, net                                                         (4,752,749)                (2,986,764)
                                                                    -------------              -------------
Net cash provided by operating activities                              19,529,709                 15,090,987
                                                                    -------------              -------------

CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                            (137,220,055)              (130,355,375)
    Proceeds from sale of loans                                       110,375,126                  8,749,600
    Dispositions of property from defaulted loans                            --                       70,000
    Maturities of securities                                          321,793,992                546,702,601
    Purchases of available for sale securities                       (479,927,573)              (783,033,661)
    Sales of available for sale securities                             84,746,392                297,988,862
    Purchases of premises and equipment                                (4,399,992)                (5,608,672)
                                                                    -------------              -------------
Net cash used by investing activities                                (104,632,110)               (65,486,645)
                                                                    -------------              -------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net (decrease) increase in deposits                               (37,869,925)               217,412,024
    Net increase (decrease) in borrowings from the
            Federal Home Loan Bank                                     79,639,257               (135,427,962)

    Net increase in other short-term borrowings                        10,932,892                 12,851,082
    Proceeds from issuance of Subordinated debt                         5,000,000                       --
    Cash dividends paid on common stock                                (4,648,345)                (4,136,183)
                                                                    -------------              -------------
Net cash provided by financing activities                              53,053,879                 90,698,961
                                                                    -------------              -------------
Net (decrease) increase in cash and cash equivalents                  (32,048,522)                40,303,303
Cash and cash equivalents at beginning of year                         66,215,030                 45,622,428
                                                                    -------------              -------------
Cash and cash equivalents at end of period                          $  34,166,508              $  85,925,731
                                                                    =============              =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                        $  37,528,588              $  33,085,019
    Income taxes                                                        8,779,819                  7,067,843
Non-cash transactions:
    Additions to property from defaulted loans                      $        --                $      70,000


The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the Nine Months Ended September 30,

                                                                           2001                    2000
                                                                           ----                    ----
                                                                                   (Unaudited)
Net income                                                             $ 14,227,763            $ 12,821,697
                                                                       ------------            ------------
Unrealized holding  gains (losses) on securities available for            7,956,354                (356,893)
  sale
Reclassification of gains on securities realized in income               (1,144,983)                (73,233)
                                                                       ------------            ------------
Net unrealized gains (losses)                                             6,811,371                (430,126)
Related tax effect                                                       (2,825,843)                144,743
                                                                       ------------            ------------
Net other comprehensive income (loss)                                     3,985,528                (285,383)
                                                                       ------------            ------------
Comprehensive income                                                   $ 18,213,291            $ 12,536,314
                                                                       ============            ============

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Nine Months Ended September 30,

                                                          2001                         2000
                                                          ----                         ----
                                                       (Unaudited)
COMMON STOCK
Balance, beginning of the year                        $   9,061,064                $   9,061,064
                                                      -------------                -------------
Balance, September 30                                     9,061,064                    9,061,064
                                                      -------------                -------------

SURPLUS
Balance, beginning of the year                           27,494,890                   27,494,890
Issuance of common stock under stock option plan            (21,495)                         --
                                                      -------------                -------------
Balance, September 30                                    27,473,395                   27,494,890
                                                      -------------                -------------

UNDIVIDED PROFITS
Balance, beginning of the year                           69,896,759                   58,181,480
Net income                                               14,227,763                   12,821,697
Cash dividends declared                                  (4,648,345)                  (4,136,183)
                                                      -------------                -------------
Balance, September 30                                    79,476,177                   66,866,994
                                                      -------------                -------------


TREASURY STOCK
Balance, beginning of the year                           (7,399,628)                  (7,399,628)
Issuance of common stock under stock option plan            202,135                          --
                                                      -------------                -------------
Balance, September 30                                    (7,197,493)                  (7,399,628)
                                                      -------------                -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of the year                             (324,307)                  (1,688,195)
Net other comprehensive income (loss)                     3,985,528                     (285,383)
                                                      -------------                -------------
Balance, September 30                                     3,661,221                   (1,973,578)
                                                      -------------                -------------
TOTAL STOCKHOLDERS' EQUITY                            $ 112,474,364                $  94,049,742
                                                      =============                =============


The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended September 30, 2001 and 2000 (Unaudited)

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the September 30, 2000 financial statements to conform to the 2001 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

     CCBT Financial Companies, Inc. is a bank holding company. The Company is the sole stockholder of Cape Cod Bank and Trust Company, N.A. which is the largest commercial bank headquartered in Barnstable County. It offers a wide range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth. The Company's only subsidiary other than the Bank is CCBT Statutory Trust I.


             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                          Net Interest Income, Net Interest Margin
                                                                              Three Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                    -----------------------------------          ----------------------------------
                                                      Average                Average               Average                Average
                                                      Balance    Interest     Yield                Balance    Interest     Yield
                                                    -----------------------------------          ----------------------------------
                                                                            (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities               $    19,858    $   306       6.17%           $   25,380     $   477      7.52%
           CMOs                                         188,609      2,466       5.23%              167,842       3,255      7.76%
           U.S. Government agencies                      12,777        172       5.46%               25,935         454      7.12%
           State and municipal obligations               26,321        255       5.12%               20,288         256      6.67%
           Other securities                             244,412      3,264       5.34%              214 826       4,000      7.45%
                                                    -----------    -------                       ----------     -------
       Total securities                                 491,977      6,463       5.32%              454,271       8,442      7.51%
                                                    -----------    -------                       ----------     -------

Loans:
           Commercial                                    84,930      1,699       7.83%               72,479       1,796      9.70%
           Commercial construction                       51,533        922       7.00%               35,152         842      9.37%
           Residential construction                      48,173        776       6.44%               57,747         943      6.53%
           Commercial mortgages                         252,175      5,461       8.47%              220,570       5,158      9.15%
           Industrial revenue bonds                       1,246         19       8.71%                1,716          34     11.07%
           Residential mortgages                        431,542      6,820       6.32%              343,793       6,025      7.01%
           Home equity                                   46,231        817       7.01%               34,269         858      9.96%
           Consumer                                       8,514        217      10.74%                9,443         244     10.28%
                                                    -----------    -------                       ----------     -------
       Total loans                                      924,344     16,731       7.16%              775,169      15,900      8.12%
                                                    -----------    -------                       ----------     -------
       Total earning assets                           1,416,321     23,194       6.51%            1,229,440      24,342      7.90%
                                                                   -------                                      -------
Cash and due from banks                                  39,432                                      38,932
Non-earning assets                                       26,749                                      32,499
                                                    -----------                                  ----------
       Total assets                                 $ 1,482,502                                  $1,300,871
                                                    ===========                                  ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
           NOW accounts                               $ 143,054        172       0.48%            $ 133,146         244      0.73%
           Regular savings                              148,212        756       2.02%              148,456       1,159      3.11%
           Money Market accounts                        180,293      1,202       2.65%              165,402       1,617      3.89%
           Certificates of Deposit of
               $100,000 or more                          62,979        736       4.64%              111,955       1,874      6.66%
           Other time deposits                          176,316      2,251       5.06%              177,767       2,741      6.13%
                                                    -----------    -------                       ----------     -------
       Total interest bearing deposits                  710,854      5,117       2.86%              736,726       7,635      4.12%
                                                    -----------    -------                       ----------     -------

Borrowings:
           Federal Home Loan Bank                       391,857      4,857       4.92%              217,149       3,488      6.39%
           Other short-term borrowings                   34,825        263       2.98%               29,016         413      5.66%
                                                    -----------    -------                       ----------     -------
       Total borrowings                                 426,682     5,120        4.76%              246,165       3,901      6.30%
                                                    -----------    -------                       ----------     -------

       Total interest-bearing liabilities             1,137,536     10,237       3.57%              982,891      11,536      4.67%
                                                                   -------                                      -------

Demand deposits                                         229,346                                     221,020
Non-interest bearing liabilities                          7,789                                       6,971
Stockholders' equity                                    107,831                                      89,989
                                                    -----------                                  ----------
       Total liabilities & equity                   $ 1,482,502                                  $1,300,871
                                                    ===========                                  ==========
Net interest income/spread                                         $12,957       2.94%                          $12,806      3.23%
                                                                   =======                                      =======
Net interest margin (NII/Avg. Earning Assets)                                    3.63%                                       4.14%

PART I   FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
          Three Months Ended September 30, 2001 vs. September 30, 2000

Source and Use of  Funds

     Borrowings from the Federal Home Loan Bank were the primary source of funds during the third quarter of 2001, resulting in an increase of 80.5% or $174.7 million, on average, when compared to the same quarter of 2000. Average interest bearing deposits were lower by 3.5% or $25.9 million in the third quarter of 2001 as compared to 2000. A significant reduction occurred in Certificates o f Deposit of $100,000 or more which decreased 43.7% or $49.0 million during the third quarter of 2001 when compared to the same quarter of 2000. This reduction can be attributed to the maturity of a significant amount of one year certificates of deposit during the third quarter of 2001. In contrast, average interest bearing transaction accounts increased for the third quarter of 2001 as compared to 2000 with Money Market accounts up $14.9 million or 9.0% and NOW accounts increasing $9.9 million or 7.4%. Average Non-interest bearing demand deposits increased 3.8% or $8.3 million for the third quarter of 2001 as compared to 2000.

     On average, securities were higher by $37.7 million or 8.3% during the third quarter of 2001 when compared to the third quarter of 2000 with significant growth occuring in the Other Securities category which increased $29.6 million or 13.8% and in CMO's which increased $20.8 million or 12.4%. When compared to the third quarter of 2000, average loans were higher in 2001 by 19.2% or $149.2 million. Loan growth was spearheaded by residential mortgage lending, up $87.7 million or 25.5% in a very active local market. On average commercial construction and mortgage loans also increased in the third quarter of 2001 by $48.0 million or 18.8% when compared to the same period in the prior year.

Net interest income

     Net interest income was $13.0 million for the three months ended September 30, 2001 as compared to $12.8 million for the same period in 2000, up 1.2%. The spread and net interest margin ratios were 2.94% and 3.63%, respectively, for the three months ended September 30, 2001 as compared to 3.23% and 4.14%, respectively, for the comparable 2000 period.

Provision for loan losses

     A slowing economy increased management's concern regarding the potential for future loan losses. However, seasonal paydowns of commercial loans and the sale of residential mortgages decreased the size of the loan portfolio. Accordingly on balance no provisions were made to the reserve for loan losses in the quarters ended September 30, 2001 or 2000. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover losses likely to result from loans in the current portfolio.

Non-interest Income and Expense

     Non-interest income totaled $6.4 million for the three months ended September 30, 2001, up 60.6% compared to the $4.0 million earned during the same period in 2000. Net gains on the sale of Residential Mortgage loans contributed $1.7 million to this increase while net gains on the sale of securities increased $247 thousand. Financial Advisor Fees increased $132 thousand despite the negative effects of the Stock Market decline, reflecting a significant increase in new business while insurance commissions, largely due to referrals of bank customers, have increased $167 thousand.

During the third quarter of 2001, non-interest expenses totaled $11.6 million, greater than the $10.2 million expended during the comparable period last year by $1.4 million or 13.3%. Salaries and employee benefits rose $760 thousand or 14.0%, with $404 thousand of this increase attributable to commissions. Increased expenses in other categories include delivery and communications expenses, and building and equipment expenses. These increases are a result of increased utilities costs, real estate tax increases, and a significant increase in amortization expense of computer software.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

     Applicable State and Federal income tax expense of $2.7 million for the quarter ended September 30, 2001 was 24.9% more than the $2.2 million recorded for the same quarter in 2000, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 35% and 34% of pretax net income for the third quarter of 2001 and 2000, respectively.

Net income

     Consolidated net income was $5.0 million representing earnings per share of $0.58 for the three months ended September 30, 2001 as compared to $4.4 million or $0.51 per share for the comparable three months ended September 30, 2000. Annualized returns on average assets and average equity were 1.34% and 18.44%, respectively, for the three months ended September 30, 2001 as compared to 1.34% and 19.31%, respectively, for the three months ended September 30, 2000.


             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                         Net Interest Income, Net Interest Margin
                                                                              Nine Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                    -----------------------------------          ----------------------------------
                                                      Average                Average               Average                Average
                                                      Balance    Interest     Yield                Balance    Interest     Yield
                                                    -----------------------------------          ----------------------------------
                                                                            (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities               $    31,263    $ 1,525       6.50%           $   29,519     $ 1,697      7.67%
           CMOs                                         184,507      8,748       6.32%              187,961      10,274      7.29%
           U.S. Government agencies                      16,963        682       5.43%               27,899       1,369      6.65%
           State and municipal obligations               22,851        736       5.66%               20,233         691      6.02%
           Other securities                             250,629     11,503       6.12%              205,186      10,521      6.84%
                                                    -----------    -------                       ----------     -------
       Total securities                                 506,213     23,194       6.17%              470,798      24,552      7.02%
                                                    -----------    -------                       ----------     -------

Loans:
           Commercial                                    86,140      5,456       8.35%               79,584       5,754      9.50%
           Commercial construction                       47,362      2,790       7.77%               28,483       2,005      9.25%
           Residential construction                      48,841      2,365       6.46%               52,396       2,486      6.33%
           Commercial mortgages                         244,867     16,418       8.84%              216,032      14,823      9.02%
           Industrial revenue bonds                       1,369         73       9.97%                1,297          82     11.87%
           Residential mortgages                        415,807     21,049       6.75%              317,450      16,390      6.88%
           Home equity                                   42,196      2,508       7.95%               29,252       2,117      9.67%
           Consumer                                       8,579        660      10.28%                9,161         677      9.87%
                                                    -----------    -------                       ----------     -------
       Total loans                                      895,161     51,319       7.61%              733,655      44,334      8.00%
                                                    -----------    -------                       ----------     -------

       Total earning assets                           1,401,374     74,513       7.11%            1,204,453      68,886      7.56%
                                                                   -------                                      -------
Cash and due from banks                                  37,942                                      34,444
Non-earning assets                                       29,585                                      24,792
                                                    -----------                                  ----------
       Total assets                                 $ 1,468,901                                  $1,263,689
                                                    ===========                                  ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
           NOW accounts                               $ 137,959        577       0.56%            $ 121,475         680      0.75%
           Regular savings                              143,998      2,616       2.43%              149,684       3,463      3.09%
           Money Market accounts                        168,888      3,954       3.13%              148,750       4,083      3.67%
           Certificates of Deposit of
               $100,000 or more                          96,856      4,197       5.79%               79,413       3,687      6.20%
           Other time deposits                          192,008      8,294       5.78%              141,504       5,988      5.65%
                                                    -----------    -------                       ----------     -------
       Total interest bearing deposits                  739,709     19,638       3.55%              640,826      17,901      3.73%
                                                    -----------    -------                       ----------     -------

Borrowings:
           Federal Home Loan Bank                       383,134     15,464       5.40%              315,825      14,418      6.10%
           Other short-term borrowings                   29,055        739       3.40%               24,680       1,003      5.43%
                                                    -----------    -------                       ----------     -------
       Total borrowings                                 412,189     16,203       5.26%              340,505      15,421      6.05%
                                                    -----------    -------                       ----------     -------

       Total interest-bearing liabilities             1,151,898     35,841       4.16%              981,331      33,322      4.54%
                                                                   -------                                      -------

Demand deposits                                         205,908                                     186,769
Non-interest bearing liabilities                          8,168                                       7,644
Stockholders' equity                                    102,927                                      87,945
                                                    -----------                                  ----------
       Total liabilities & equity                    $1,468,901                                  $1,263,689
                                                     ==========                                  ==========
Net interest income/spread                                         $38,672       2.95%                          $35,564      3.02%
                                                                   =======                                      =======
Net interest margin (NII/Avg. Earning Assets)                                    3.69%                                       3.94%

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
           Nine Months Ended September 30, 2001 vs. September 30, 2000

Source and Use of  Funds

     Average interest bearing deposits increased $98.9 million or 15.4% when comparing the first nine months of 2001 with the same period in 2000. Significant growth occurred in average Time deposits with Certificates of Deposit greater than $100,000 increasing $17.4 million or 22.0%, and Other time deposits increasing $50.5 million or 35.7%. Interest bearing transaction accounts also increased in the 2001 period with Money Market accounts up 13.5% or $20.1 million and NOW accounts up 13.6% or $16.5 million. Non-interest bearing demand deposits increased $19.1 million or 10.2% on average, in the first nine months of 2001 when compared to the same period in 2000. Additional funds were raised through increased borrowings from the Federal Home Loan Bank, up $67.3 million or 21.3% in the 2001 period when compared to the same period of 2000.

     When compared to the first nine months of 2000, average loans were higher in 2001 by $161.5 million or 22.0%. Residential mortgages contributed significantly to this growth, up $98.4 million or 31.0%, while commercial construction and mortgage loans increased $47.7 million or 19.5%. Additionally, Home Equity loans were up $12.9 million for a 44.2% increase for the first nine months of 2001 as compared to 2000. On average, Securities increased $35.4 million or 7.5% during the first nine months of 2001 when compared to the same period in 2000, with growth in Other Securities of $45.4 million, or 22.1%, while U. S. Government agencies declined $10.9 million or 3.9%.

Net interest income

     Net interest income was $38.7 million for the nine months ended September 30, 2001 as compared to $35.6 million for the same period in 2000 up 8.7%. The spread and net interest margin ratios were 2.95% and 3.69%, respectively, for the nine months ended September 30, 2001 as compared to 3.02% and 3.94%, respectively, for the comparable 2000 period.

Provision for loan losses

     Although the size of the loan portfolio grew during the nine months ended September 30, 2001 and there was increasing concern about the possible effects of a weakening economy, non-performing assets declined during this period and recoveries on loans previously charged off exceeded new charge-offs. Accordingly on balance no provisions were made to the reserve for loan losses in the nine months ended September 30, 2001 or 2000. Management believes that, upon continuing review of loan payment and quality statistics, the current reserve continues to be adequate to cover losses likely to results from loans in the current portfolio.

Non-interest Income and Expense

     Non-interest income totaled $16.7 million for the nine months ended September 30, 2001, up 39.2% compared to the $12.0 million earned during the same period in 2000. Of this increase $1.1 million and $2.2 million, respectively, can be attributable to net gains on the sale of securities and loans. Insurance commissions have increased $859 thousand compared to prior year results which only included the agency's revenues from the date of purchase. However, the increase in insurance commissions also reflects the positive impact of the referral of bank customers to the agency.


     During the first nine months of 2001, non-interest expenses totaled $33.7 million, greater than the $28.2 million expended during the comparable period last year by $5.5 million or 19.7%. Salaries and employee benefits rose $3.0 million or 19.6% with commissions accounting for $884 thousand of this increase and salaries, in line with Management expectations, increasing $1,723 thousand. Increased expenses in other categories include amortization of intangibles for acquisitions completed during the second quarter of 2000, building and equipment expenses for additional locations and depreciation and amortization related to upgraded computer equipment and software, and marketing and advertising costs incurred for a campaign to launch the Company's new logo.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

     Applicable State and Federal income tax expense of $7.4 million for the nine months ended September 30, 2001 was 12.9% greater than the $6.6 million recorded for the same period in 2000, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 34% of pretax net income for each period presented.

Net income

     Consolidated net income was $14.2 million representing earnings per share of $1.65 for the nine months ended September 30, 2001 as compared to $12.8 million or $1.49 per share for the comparable nine months ended September 30, 2000. Annualized returns on average assets and average equity were 1.29% and 18.48%, respectively, for the nine months ended September 30, 2001 as compared to 1.36 % and 19.47%, respectively, for the nine months ended September 30, 2000.


               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

     The Company had $1.48 billion consolidated total assets, $935.4 million deposits and $112.5 million stockholders' equity at September 30, 2001. Its capital to assets ratio was 7.6%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2000, securities available for sale at fair value increased $81.9 million or 19.2%, gross loans increased $28.9 million or 3.4%, deposits decreased $37.9 million or 3.9% and borrowed funds increased $95.6 million or 30.3%.

Securities

     The adjusted cost and estimated market values of securities which the Company classified as available for sale at September 30, 2001 and December 31, 2000 were as follows:

                                                                       September 30, 2001
                                              ----------------------------------------------------------------------
                                                                       Gross            Gross         Estimated
                                                  Adjusted          Unrealized       Unrealized         Market
                                                    Cost               Gains           Losses           Value
                                              ---------------- ------------------ ---------------- -----------------
                                                                   (Dollar amounts in thousands)
U.S. Government agency CMOs                          $177,974             $1,879            $ 941          $178,912
Other U.S. Government agencies                         13,456                 82               13            13,525
Other collateralized mortgage obligations              62,935              2,987              199            65,723
State and municipal obligations                        28,676                 --               --            28,676
Other debt securities                                 219,380              3,023              570           221,833
                                                     --------             ------           ------          --------
    Totals                                           $502,421             $7,971           $1,723          $508,669
                                                     ========             ======           ======          ========


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
                                                     ========             ======           ======          ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

     Securities available for sale increased $81.9 million, from $426.7 million at December 31, 2000 to $508.7 million at September 30, 2001. Net gains from security sales were $292 thousand and $1,145.0 thousand during the quarter and nine months ended September 30, 2001, respectively, compared to net gains of $45 thousand and $73 thousand, respectively, during the same periods in 2000.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                               September 30,     December 31,
                                                   2001             2000
                                                   ----             ----
                                                (Dollar amounts in thousands)
Mortgage loans on real estate
    Residential                                 $ 385,516         $ 393,574
    Commercial                                    258,513           242,536
    Construction                                   96,980            87,978
    Equity lines of credit                         49,095            37,377
Other loans
    Commercial                                     78,091            76,275
    Industrial revenue bonds                        1,223             1,603
    Consumer                                        7,942             9,147
                                                ---------         ---------
          Total loans                             877,360           848,490
    Less: Reserve for loan losses                 (12,166)          (12,154)
                                                ---------         ---------
          Total portfolio loans, net            $ 865,194         $ 836,336
                                                =========         =========
Loans held for sale                             $     623         $     861
                                                =========         =========


     As shown in the table above, total loans increased $28.9 million or 3.40% to $877.4 million at September 30, 2001 as compared to December 31, 2000, with significant growth occuring in commercial mortgages up $16.0 million, equity lines of credit up $11.7 million, and construction mortgage loans up $9.0 million. New residential mortgage originations of $24.5 million fixed rate and $49.8 million adjustable rate were achieved in the third quarter 2001. During the same period, the Company sold $75.8 million residential mortgages, producing net gains of $1.8 million.

Non performing assets and loan loss experience

     As shown in the following table non-performing assets were $3.4 million or .23% of total assets at September 30, 2001 compared to $3.7 million or .26% of total assets at December 31, 2000. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.



                                                                  September 30,           December 31,
                                                                     2001                     2000
                                                                    ------                   ------
                                                                     (Dollar amounts in thousands)
Nonaccrual loans                                                    $1,891                   $2,192
Loans past due 90 days or more and still accruing                       --                       --
Property from defaulted loans                                        1,500                    1,500
                                                                    ------                   ------

Total non-performing assets                                         $3,391                   $3,692
                                                                    ======                   ======
Restructured troubled debt performing in
accordance with amended terms, not included above                   $  227                   $  237
                                                                    ======                   ======


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

The following is a summary of the activity in the reserve for loan losses for the indicated periods:

                                             Nine Months Ended  September 30,
                                                  2001             2000
                                                --------        --------
                                              (Dollar amounts in thousands)
Balance, beginning of the period                $ 12,154        $ 11,158
Provision for loan losses                           --               --
Charge-offs                                         (276)           (151)

Recoveries on loans previously charged off           288             966
                                                --------        --------

Balance, end of  the period                     $ 12,166        $ 11,973
                                                ========        ========

     Management believes that, upon review of loan quality and payment statistics, provisions from current income were unnecessary in the indicated periods, notwithstanding growth in the loan portfolio. The reserve represented 1.39% of total loans at September 30, 2001, 1.43% at December 31, 2000, and 1.50% at September 30,2000. Management considers the reserve to be adequate at September 30, 2001, although there can be no assurance that the reserve is adequate or that additional provisions might be necessary.

     The Company had outstanding commitments to originate new residential and commercial mortgages of $52.9 million at September 30, 2001 and $57.8 million at December 31, 2000 which are not reflected on the consolidated statements of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                  September 30, 2001        December 31, 2000
                                  ------------------        -----------------
 Commercial loans                         (Dollar amounts in thousands)
     Dealer floor plan                $ 11,893                   $  9,134
     Lines of credit                    44,900                     46,743
     Other                               3,713                      3,657
 Commercial mortgages
     Construction                       25,997                     14,129
     Other                               9,958                      2,896
 Residential mortgages
      Home equity                       55,620                     45,733
 Consumer loans
      Lines of credit                    3,010                      2,861
                                      --------                   --------
             Total                    $155,091                   $125,153
                                      ========                   ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Deposits

     The following table is a summary of deposits outstanding as of the dates indicated:

                                                              September 30, 2001         December 31, 2000
                                                              ------------------         -----------------
                                                                        (Dollar amounts in thousands)
Deposits
    Demand                                                        $223,776                    $201,904
    NOW                                                            148,549                     139,453
    Money market                                                   182,604                     163,794
    Other savings                                                  148,814                     143,239
    Certificates of deposit greater than $100,000                   61,154                      96,159
    Other time deposits                                            170,536                     228,754
                                                                  --------                    --------

        Total deposits                                            $935,433                    $973,303
                                                                  ========                    ========

     Reflecting the maturity of $25 million in brokered deposits and the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 18 herein, total deposits at September 30, 2001 are $37.9 million or 3.9% lower than total deposits at December 31, 2000. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

     Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At September 30, 2001, borrowed funds totaled $406.4 million, up 28.7% or $90.6 million compared to borrowed funds at December 31,2000. This increase offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth.

     During the third quarter of 2001, CCBT Statutory Trust I was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2031, callable at the option of the Company after 7/31/06. Distributions on these securities are payable quarterly in arrears on the last day of April, July, October and January. The Trust Preferred Securities are presented in the consolidated statements of financial condition of the Company as Subordinated Debt. The Company records distributions payable on the Trust Preferred Securities as Interest on subordinated debt in its consolidated statements of income.

Stockholders' Equity

     The Company's capital to assets ratio was 7.58% at September 30, 2001 compared to 7.03% at December 31, 2000.

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of September 30, 2001.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                         Minimum       September 30, 2001
                                       Regulatory    -----------------------
                                       Guidelines    Company           Bank
                                       -------------------------------------
Tier 1 leverage capital                    4.00%       6.76%           6.85%
Tier 1 capital to risk-weighted assets     4.00%       9.59%           9.70%
Total capital to risk-weighted assets      8.00%      10.75%          10.87%


     The Company's book value at September 30, 2001 was $13.05 per share compared to $11.47 per share at December 31, 2000.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142, which is effective January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. As a result, effective January 1, 2002, the Company's goodwill will no longer be amortized but will be evaluated for impairment and the Company's core deposit intangibles will continue to be amortized over their estimated useful lives. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements.

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

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2001 from those presented in the Company's 2000 Annual Report.


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

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):                   CCBT Financial Companies, Inc.
                ----------------------------------------------------------



Date:                              November 14, 2001
                ----------------------------------------------------------


                /s/   STEPHEN B. LAWSON, President and Chief Executive Officer
               ---------------------------------------------------------------
                   Stephen B. Lawson,  President and Chief Executive Officer


               /s/   NOAL D. REID, Chief Financial Officer and Treasurer
              ----------------------------------------------------------------
                  Noal D. Reid,  Chief Financial Officer and Treasurer