Form 10-K
period 2001-12-31
CCBT FINANCIAL COMPANIES INC
filed 2002-03-25
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001- Commission File No. 000-25381


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

            (Registrant's telephone #, incl. area code): 508-394-1300


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------
           None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $25.65 price on February 28, 2002, on the Nasdaq National Market was $190,462,069. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

     As of February 28, 2002, 8,621,048 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the CCBT Financial Companies, Inc. Notice of Annual Meeting and definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2002 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. CCBT Financial Companies, Inc. (the "Company" or the "Registrant") may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," the negatives of such words, and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause the Company's actual results to materially differ from those projected in the forward-looking statements. Some of the factors that might cause these differences include the following: changes in the volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds and changes in the assumptions used in making such forward-looking statements. In addition, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," beginning on page 5 of this report may result in these differences. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements." You should be aware that there may be other factors that could cause these differences. You should not place undue reliance on our forward-looking statements.

The forward-looking statements contained in this report were based on information, plans and estimates at the date of this report, and the Company assumes no obligations to update any forward-looking statements to reflect new information, future events or other changes.


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

     Cape Cod Bank and Trust Company, N.A. is the main operating subsidiary of the Company and is a federally chartered commercial bank with trust powers. The Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of the Bank is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 28 other banking offices located in Barnstable and Plymouth Counties in Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation, of the Federal Reserve System and the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2001, the Bank employed 376 people on a full-time basis and another 68 people on a part-time basis.

     Financial information contained in this report for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the main operating subsidiary of the Company, financial information contained in this report for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform to the 2001 presentation.

     During the quarter ended March 31, 1999, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 453,016 shares (5.0%) during 1999, at an average cost of $16.33 per share.

     During the second quarter of 1999, the Bank formed a real estate investment trust as a subsidiary of the Bank to utilize several advantages afforded to the Bank, such as a way of centralizing mortgages more efficiently, the flexibility to raise additional capital and the beneficial tax treatment provided by the structure of a real estate investment trust. Under the name of CCBT Preferred Corp., this new corporation purchased 100% of the commercial mortgage loans of the Bank on May 14, 1999, and retained the Bank as servicer of those loans.

     During the second quarter of 2000, the Bank acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc. of Falmouth, Massachusetts (the "Agency"), a full service insurance agency offering property, casualty, life, accident and health products to clients on Cape Cod. The Agency has been in business since 1972 and has license agreements with more than thirty insurance firms. As part of the transaction, Murray & MacDonald's President, Douglas D. MacDonald, has continued to serve as President of the Agency, and he directs all insurance activities for the Bank.

     In addition to the acquisition of the Agency, the Bank also completed its acquisition of two branch banking offices, in Falmouth and Wareham, Massachusetts, from Fleet Bank during the second quarter of 2000. These branches added approximately $55 million in deposits at a 15.5% premium, at June 30, 2000.

     The Bank is the largest commercial bank headquartered in Barnstable County. It offers a wide range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from, and makes substantially all of its loans to, individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.

     The Bank's principal sources of revenue are loans and investments, which accounted for 81% of gross income during 2001. Of the remaining portion, 2% was received from service charges. The balance was derived from Trust Department services income and other items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services, and insurance services. The Company also owns and maintains 35 automated teller machines which are connected to the AMEX, CIRRUS, NYCE, NOVUS/DISCOVER, MASTERCARD, VISA, MAESTRO and PLUS networks. Trust Department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts. The Company has no foreign operations.

Competition

     The Company faces substantial competition for loan origination and for the attraction and retention of deposits. Competition for loan origination arises primarily from other commercial banks, thrift institutions, credit unions and mortgage companies. The Company competes for loans on the basis of product variety and flexibility, competitive interest rates and fees, service quality and convenience.

     Competition for the attraction and retention of deposits arises primarily from other commercial banks, thrift institutions, co-operative banks, and credit unions having a presence within and around the market area served by the Bank's main office and its community branches and ATM network. There are approximately twelve of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms that offer stocks, bonds, mutual funds, and other investment alternatives to the general public. The Company competes on its ability to satisfy savers' and investors' requirements, such as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings. Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Supervision and Regulation

     Regulation of the Company. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the Bank Holding Company Act, or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities closely related to banking and also generally must provide notice to, or obtain approval of, the Federal Reserve Board in connection with any such acquisition.

     The Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional bank holding companies, such as the Company, that have not elected to be treated as financial holding companies. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.


     In order to become a financial holding company, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board. Specifically, to qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the bank holding company's banks must have been rated "satisfactory" or better in the most recent federal Community Reinvestment Act evaluation of each bank. At this time, the Company has not elected to become a financial holding company.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the `Total Risk-Based Capital Ratio'), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the `Leverage Ratio') of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth.

     The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2001, the Company had a Tier I Risk Based Capital Ratio equal to 10.5% and a Total Risk Based Capital Ratio equal to 11.6% and a Leverage Ratio equal to 7.3%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities.

     Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring `control' of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the `Exchange Act') would, under the circumstances set forth in the presumption, constitute the acquisition of control.

     In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of our outstanding common stock as the Federal Reserve Board deems to constitute control over us.

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

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires the OCC to evaluate the Bank's performance in helping to meet the credit needs of the community. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet community credit needs. Management believes the Bank is currently in compliance with all CRA requirements.

     Customer Information Security. The Federal Reserve Board, the OCC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

     Privacy. The Gramm-Leach-Bliley Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Company to explain to consumers the Company's policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the Company is prohibited from disclosing such information except as provided in the Company's policies and procedures.

     USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Risk Factors And Factors Affecting Forward Looking Statements

     The discussion set forth below contains certain statements that may be considered "forward-looking statements." Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results to materially differ from those projected in the forward-looking statements. You should carefully review the factors below and should not place undue reliance on our forward-looking statements. For further information regarding forward-looking statements, you should review the discussion under "FORWARD-LOOKING STATEMENTS" on page 2 of this report.

     The Company's experience in banking activities may not aid the Company's expansion into non-banking activities. During the second quarter of 2000, the Company, through its wholly owned subsidiary, Cape Cod Bank and Trust Company, N.A., acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc. See "Business - General." Although the Company has significant experience in providing bank-related services, this expertise may not assist us in our expansion into non-banking activities. As a result, we may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters; and (2) an inability to attract and retain qualified employees with experience in these non-banking activities. See "Business."

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

     Proposed legislation may result in increased regulation of the Company's business. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and modifications of restrictions on, the business of the Company. It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers were elected to their positions on April 26, 2001 to serve until the annual meeting on April 25, 2002 and until their successors are duly elected.

                        Age at                 Title and Area of                  Date Appointed        Date of
       Officer         12/31/01                 Responsibility                  to Present Position   Employment
---
Stephen B. Lawson         60    President, Chief Executive Officer and Director      10/08/98          12/06/65
Robert T. Boon            47    Executive Vice President                             01/04/01          04/01/85
John S. Burnett           55    Clerk                                                10/08/98          09/07/71
Robert R. Prall           58    Executive Vice President                             01/04/01          06/01/93
Noal D. Reid              57    Chief Financial Officer and Treasurer                10/08/98          10/16/72
Larry K. Squire           54    Executive Vice President                             01/04/01          05/17/71



                                  Business Experience During the Past Five Years


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

Larry K. Squire                   Chief Operating Officer, 9/15/95 (Bank)
                                  Executive Vice President, 01/04/01 (Bank)

Item 2.    Properties.

A. Properties owned by the Bank - Banking Offices of Cape Cod Bank and Trust Company, N.A.:

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

     None of the above offices is subject to any mortgage lien or any other material encumbrance. The main office is located in Hyannis, Massachusetts, and is a modern, two-story brick building located on approximately two acres of land. The Harwichport office and the Buzzards Bay office are somewhat larger than the remaining offices, having formerly been the main offices of the Cape Cod Trust Company and the Buzzards Bay National Bank prior to merger. The Bank also owns a house in Meredith, New Hampshire, one in Orlando, Florida, and one in Killington, Vermont, which are used as vacation sites by its employees.

     B. Rental of Bank Premises of Cape Cod Bank and Trust Company, N.A.: The land on which the Hyannis Airport Rotary Office is located is leased from the Barnstable Municipal Airport for $58,173 per year until 2005. The banking office located in Pocasset on the corner of MacArthur Boulevard and Barlow's Landing Road is leased from Paul J. Medeiros for $25,000 per year plus taxes and other expenses under a lease expiring in 2005. A banking office at the intersection of Route 28 and Camp Opechee Road, Centerville is leased for $59,000 in 2002 with an increase of $2,500 per year plus taxes and other expenses under a lease expiring in 2008 with right to renew for an additional ten-year period. The Route 134, South Dennis branch office is leased from Chamberlain Realty for $44,000 in 2002 and is adjusted annually with the Consumer Price Index ("CPI"). The lease expires in 2002 with right to renew for up to fifteen years. The banking office at Skaket Corners, Orleans is leased from Skaket Associates for $65,550 in 2002; $75,380 in 2003, 2004 and 2005; and $86,690 in 2006 and 2007
plus taxes and other expenses under a lease expiring in 2007. The Bank also operates a Customer Service Center that is leased from the Davenport Realty Trust, South Yarmouth for $111,972 per year (adjustable annually with CPI) plus taxes and other expenses under a lease expiring in 2012. The banking office located in the Village Green Shopping Center on Brackett Road, North Eastham is leased from Alan G. Vadnais for $11,040 per year with a 5% increase annually under a lease expiring in 2002. The Bank also rents a building next door to the Customer Service Center from Davenport Realty Trust, South Yarmouth for $76,200 in 2002 to 2011 and $19,050 in 2012. In addition, the Bank also rents office spaces from Stop & Shop for $476,000 per year under a lease expiring in 2005. The Bank also pays rent of $26,400 for Automated Teller Machines (ATMs) in 2002.

Item 3.    Legal Proceedings.
         The Company is not involved in any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.
         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company and, prior to the Reorganization, of the Bank is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter. According to the Company's transfer agent, there were approximately 1,000 stockholders of record as of February 28, 2002. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                              2000                                           2001
                           -----------------------------------------       --------------------------------------
                             First      Second     Third     Fourth         First     Second     Third     Fourth
                            Quarter    Quarter    Quarter    Quarter       Quarter   Quarter    Quarter   Quarter
                            -------    -------    -------    -------       -------   -------    -------   -------

Market price:                $15.25   $15.9375     $20      $18.8125        $22.75    $29.99     $30.96    $22.44
High
               Low           $12.625  $13.125      $15.50   $17             $18.625   $21.16     $23.70    $26

Dividends declared           $0.16     $0.16       $0.16    $0.16           $0.18     $0.18      $0.18     $0.18
per share


Item 6.    Selected Consolidated Financial Data.


                                                      2001         2000         1999         1998         1997
                                                      ----------
                                                        (Dollar amounts in thousands except per share amounts)

Total assets                                        $1,454,667   $1,403,919   $1,231,114   $1,177,530      $973,105
Stockholders' equity                                   115,316       98,729       85,650       83,542        75,636
Net interest income                                     53,200       48,345       40,796       37,767        36,907
Provision for loan losses                                   --           --           --           --            --
Non-interest income                                     22,922       16,211       18,268       17,036        20,174
Non-interest expense                                    46,058       38,281       32,517       34,196        35,642
Provision for income taxes                              10,622        9,101       10,086        8,050         8,190
Net income                                              19,464       17,229       16,461       12,557        13,249

Book value per share                                    $13.38       $11.47        $9.95        $9.22         $8.35
Basic earnings per share(1)                               2.26         2.00         1.85         1.39          1.46
Diluted earnings per share                                2.25         2.00         1.85         1.38          1.46
Cash dividends per share                                   .72          .64          .56          .50           .42
Return on average assets                                 1.32%        1.35%        1.35%        1.15%         1.45%
Return on average stockholders' equity                   18.4%        19.3%        19.6%        15.8%         18.7%
Dividend payout ratio                                   31.86%       32.00%       30.27%       35.97%        28.77%
Equity to assets ratio                                   7.14%        6.97%        6.89%        7.28%         7.75%




(1) Based on average shares outstanding: 8,613,106 in 2001; 8,608,048 in 2000; 8,876,776 in 1999; 9,061,064 in 1998 and in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     This Form 10-K contains certain statements that may be considered "forward-looking statements." Forward-looking statements involve known and unknown risks, uncertainties and other factors, including, but not limited to, those factors described under the caption "Risk Factors and Factors Affecting Forward-Looking Statements," that may cause the Company's actual results to materially differ from those projected in the forward-looking statements. You should not place undue reliance on our forward-looking statements. For further information regarding forward-looking statements, you should review the discussion under the caption "FORWARD LOOKING STATEMENTS" on page 2 of this report.

     The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that the Company's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this discussion generally will refer to the investments and activities of the Company and the Bank, except where otherwise noted.

     Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered on Cape Cod in Barnstable County, Massachusetts. The Bank's twenty-nine banking offices are principally engaged in accepting deposits from individuals and businesses, and in making loans. The Bank also has a substantial Trust Department, managing assets in excess of $677 million at December 31, 2001 on behalf of its clients. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.

2001 COMPARED WITH 2000

     Source and Use of Funds. On average, deposits during 2001 increased from the prior year by $74,452,000 or 9% with core deposits, consisting of demand, NOW, money market, and savings accounts, accounting for $49,300,000, of this increase and time deposits accounting for the remaining $25,152,000. In contrast, total deposits of $903,391,000 at December 31, 2001 reflect a decrease of $69,912,000 or 7% when compared to the prior year-end. Core deposits increased by $50,682,000 or 8% while time deposits decreased by $120,594,000 or 37% from the prior year-end. The decrease in year end balances in time deposits can be attributed to the maturity of a significant amount of one year Certificates of Deposit during the year following a special interest rate offered during 2000 as well as the decrease in the interest rate being offered on these products. Additional funds were raised through increased borrowings. Borrowings from the Federal Home Loan Bank increased in 2001, on average, by $100,877,000 or 34%, compared to the prior year. At December 31, 2001, these borrowings amounted to $384,314,000, an increase of $93,027,000 or 32% over year-end 2000.

     In addition, CCBT Statutory Trust I, a subsidiary of the Company, issued $5,000,000 of Trust Preferred Securities during the third quarter of 2001. At December 31, 2001, total loans including loans held for sale were $892,641,000, an increase of $43,290,000 or 5.1% when compared to the prior year-end. This increase was primarily in the Commercial Mortgage portfolio, which increased $22,398,000 or 9%, as well as Home Equity lines of credit, which increased $15,959,000 or 43%. Residential Mortgages, including loans held for sale, were lower at year-end 2001 by $9,582,000 or 2% due to the sale of $168,648,000 of Residential Mortgages during the year. On average, total loans increased $139,047,000 or 18.4% over the prior year. Average loan growth was led by Residential Mortgages, which increased $77,445,000 or 23%. Other loan categories, which experienced significant average growth include Commercial Mortgages, up $29,175,000 or 13%, and Commercial Construction loans, up $17,600,000 or 57%. Home Equity lines of credit were higher, on average, by $13,362,000 or 432% than the prior year. At December 31, 2001, securities, including Federal Home Loan Bank and Federal Reserve Bank stock, were up by $13,039,000 or 3% over the prior year-end. The increase in Other debt securities of $22,118,000 or 12% was partially offset by declines in collateralized mortgage obligations and U.S. Government agencies. On average, the increase in securities was $54,039,000 or 12% with Other securities accounting for $42,671,000 of this increase, or 20%. Collateralized mortgage obligations were higher, on average, by $15,144,000 or 8% while U.S. Government agencies declined by $9,457,000 or 36%.

     Net Interest Income. Net interest income was $53,200,000 for the year ended December 31, 2001 as compared to $48,345,000 for the prior year, an increase of 10%. Lower yields on earning assets were offset by the increased volume of earning assets as well as lower yields on interest bearing liabilities. The spread and net interest margin ratios were 3% and 4% respectively, for the year ended December 31, 2001, compared to 3% and 4%, respectively for the year 2000.

     Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 2001 by $98,000. Despite overall growth in the loan portfolio in 2001, management's assessment of the risks in the loan portfolio at December 31, 2001 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses in 2001. The allowance for loan losses was 1.39% and 1.43% of total loans at December 31,2001 and 2000, respectively.

     Other Income and Expense. Non-interest income increased by $6,712,000 or 41% over the prior year-end. Of this increase, $2,103,000 and $2,867,000, respectively, can be attributed to net gains on the sale of securities and loans. Insurance commissions have increased $763,000 compared to the prior year results, which only included the Agency's revenues from the date of purchase. However, the increase in insurance commissions can also be attributed to increased volume as a result of the referral of bank customers to the Agency.

     Non-interest expenses totaled $46,058,000 for the year ended December 31, 2001, a $7,778,000 or 20% increase from the comparable 2000 period. Salaries and employee benefits rose $5,191,000 or 25% with commissions accounting for $1,397,000 of this increase and salaries, in line with management expectations, increasing $2,294,000. The increased benefits expense of $1,668,000 is largely attributable to increases in performance-based compensation programs and increases in medical and dental insurance costs. Increased expenses in other categories include amortization of intangibles for acquisitions completed during the second quarter of 2000, building and equipment expenses for additional locations and depreciation and amortization related to upgraded computer equipment and software, and marketing and advertising costs incurred for the launch of the Company's new logo.

     Provision for Income Taxes. For the year ended December 31, 2001, the provision for income taxes was $10,622,000, an increase of 17% over the prior year's provision of $9,101,000. These provisions reflect a combined effective federal and state income tax rate of 35% in 2001 and 2000, respectively.

     Net Income. Net income of $19,464,000 for the year ended December 31, 2001 reflects an increase over 2000 results of $2,236,000 or 13%. Basic earnings per share of $2.26 represents a $.26 increase in 2001 compared to 2000 results.

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


                  MATURITY STRUCTURE OF ASSETS AND LIABILITIES
                  AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                      Fixed Rate Securities
                                               -----------------------------------------------------------------
                                                  U.S. Government          State and              Other
                                                      Agencies             Municipal            Securities
                                               -------------------  ---------------------- ---------------------
                                                          Weighted              Weighted               Weighted
                                                Adjusted   Average   Adjusted    Average    Adjusted    Average
                                                  Cost      Yield      Cost       Yield       Cost       Yield
                                                  ----      -----      ----       -----       ----       -----
         Term to maturity:                                       (Dollar amounts in thousands)
         One year or less                        $60,852     4.42%   $18,639      2.81%     $142,703      6.70%
         Over one year through five years         15,295     5.41%     4,525      4.64%       18,043      6.43%
         Over five years                              46     6.66%       950      4.83%        1,224      5.11%
                                                 -------             -------                --------
         Totals                                  $76,193     4.62%   $24,114      3.23%     $161,970      6.66%
                                                 =======             =======                ========

     Included in fixed rate debt securities are $240,534,000 of collateralized mortgage obligations, mortgage-backed securities, and other debt securities. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. The balance, largely fixed rate municipal securities, are distributed on the basis of contractual maturity.

                                                                   Floating Rate Securities
                                               -----------------------------------------------------------------
                                                  U.S. Government          State and              Other
                                                      Agencies             Municipal            Securities
                                               -------------------  ---------------------- ---------------------
                                                          Weighted              Weighted               Weighted
                                                Adjusted   Average   Adjusted    Average    Adjusted    Average
                                                  Cost      Yield      Cost       Yield       Cost       Yield
                                                  ----      -----      ----       -----       ----       -----
                                                                  (Dollar amounts in thousands)
         Term to repricing/maturity:
         One year or less                        $44,103        3.74%         --          --    $127,124      3.54%
         Over one year through five years             --           --         --          --          --         --
         Over five years                                           --                     --                     --
                                                      --                      --                      --
                                                 -------                   -------              --------
         Totals                                  $44,103        3.74%         --          --    $127,124      3.54%
                                                 =======                   =======              ========


     The Company's investment securities are subject to market risk in the following ways. $171,227,000 of the investment securities owned as of December 31, 2001 are floating rate instruments tied to various indices, primarily LIBOR. Lesser amounts are tied to Treasury rates and other indices. The majority of these floating rate instruments are subject to interest rate caps that range from 8% to 24%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $262,277,000 of securities are fixed-rate collateralized mortgage obligations ("CMOs"), mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. Because homeowners are less likely to refinance their mortgages at higher rates, an additional characteristic of CMOs and mortgage-backed securities is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short average lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

                                                                                  Fixed Rate Loans
                                                                                  ----------------
                                                                   Commercial      Construction        Other
                                                                      Loans           Loans             Loans
                                                                      -----           -----             -----
                                                                           (Dollar amounts in thousands)
         Term to maturity:
         One year or less                                              $7,668         $33,702            $25,483
         Over one year through five years                               7,648          19,208            122,545
         Over five years                                                3,550           2,017             23,642
                                                                      -------         -------           --------
         Totals                                                       $18,866         $54,927           $171,670
                                                                      =======         =======           ========


Included in fixed rate loans maturing in one year or less are $1,414,000 of customer account overdrafts.

                                                                                Floating Rate Loans
                                                                                -------------------
                                                                   Commercial      Construction        Other
                                                                      Loans           Loans             Loans
                                                                      -----           -----             -----
                                                                          (Dollar amounts in thousands)

         Term to repricing/maturity:
         One year or less                                             $66,081         $40,259          $342,799
         Over one year through five years                                  --              --           189,665
         Over five years                                                   --              --                24
                                                                      -------         -------          --------
         Totals                                                       $66,081         $40,259          $532,488
                                                                      =======         =======          ========

Most residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

The remaining maturity of time certificates of deposit as of December 31, 2001 was as follows:

                                                                                    Fixed Rate
                                                                              -----------------------
                                                                              Certificates of Deposit
                                                                      $100,000 or more      Less than $100,000
                                                                      ----------------      ------------------
                                                                            (Dollar amounts in thousands)

Remaining maturity:
Three months or less                                                       $33,104             $ 53,877
Over three months through six months                                        10,204               42,328
Over six months through 12 months                                            5,163               35,108
Over one year through five years                                             4,652               19,884
Over five years                                                                 --                   --
                                                                           -------             --------
Totals                                                                     $53,123             $151,197
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

The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 2001 was as follows:

                                                   Fixed Rate
                                         -----------------------------
                                                FHLB Borrowings
                                         -----------------------------
Remaining maturity:                      (Dollar amounts in thousands)
Three months or less                                $207,000
Over three months through six months                   2,065
Over six months through 12 months                     10,000
Over one year through five years                     146,571
Over five years                                       18,678
                                                    --------
Totals                                              $384,314
                                                    ========


Rates paid on other interest-bearing liabilities change daily.

Loans

The following is a summary of loans outstanding as of the dates indicated:

                                                                             December 31,
                                                      -------------------------------------------------------------
                                                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----
                                                                          (Dollar amounts in thousands)
Commercial loans                                       $84,947      $76,275     $ 77,776      $70,767       $72,190
Construction mortgage loans                             95,186       87,978       68,809       47,940        34,798
Commercial mortgage loans                              264,934      242,536      203,988      207,860       198,944
Industrial revenue bonds                                 1,163        1,603        1,137        1,344         1,883
Residential mortgage loans                             429,840      430,951      313,757      254,320       203,462
Consumer loans                                           8,221        9,147        9,275       11,589        15,903
                                                      --------     --------     --------     --------      --------
      Total loans                                     $884,291     $848,490     $674,742     $593,820      $527,180
                                                      ========     ========     ========     ========      ========

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the amount necessary to absorb probable losses in the loan portfolio. The allowance consists of specific, general and unallocated components. Commercial real estate and commercial business loans are evaluated individually for allowance purposes. Other categories of loans are generally evaluated as a group. The specific component relates to loans that are classified as doubtful, substandard or special mention. Loans classified as doubtful are considered impaired in accordance with SFAS No. 114, and an allowance is determined using a discounted cash flow calculation. Loss factors for substandard loans are based on a loss migration database, while loss factors for all other categories of loans are based on the Company's historical loss experience with similar loans of similar quality as determined by the Company's internal rating system. Loss factors are then adjusted for additional points that consider qualitative factors such as current economic trends (both local and national), concentrations, growth and performance trends, and the results of risk management assessments. Accordingly, increases or decreases in the amount of each loan category as well as the ratings of the loans within each category are considered in calculating the overall allowance. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

     In addition, the Company's allowance for loan losses is periodically reviewed by the OCC as part of their examination process. The OCC may require the Company to make additions to the allowance based upon judgments different from those of management.

Non-performing Assets and Loan Loss Experience

         Non-performing assets as of December 31 were as follows:

                                                              2001      2000       1999       1998      1997
                                                              ----      ----       ----       ----      ----
                                                                    (Dollar amounts in thousands)
Nonaccrual loans                                           $1,802     $2,192     $1,777    $7,468     $2,770
Loans past due 90 days or more and still accruing              --         --         --        --         --

Property from defaulted loans                               1,500      1,500      1,500        --        621
                                                           ------     ------     ------    ------     ------

Total non-performing assets                                $3,302     $3,692     $3,277    $7,468     $3,391
                                                           ======     ======     ======    ======     ======
Restructured troubled debt performing in
accordance     with amended terms, not included above      $  224     $  237     $  626    $  478     $1,131
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

     Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 2001, $14,182,000 of loans were included in this category, in addition to loans reported above. The Company's loan classification system also includes a category for loans that are monitored for possible deterioration in credit quality. At December 31, 2001, $2,323,000 of loans were included in this category. In addition, it is possible that there may be losses on other loans that have not been specifically identified.

The changes in the reserve for loan losses during the five years ended December 31 were as follows:

                                                             2001         2000        1999        1998        1997
                                                             ----         ----        ----        ----        ----
                                                                       (Dollar amounts in thousands)
         Balance, beginning of year                       $12,154      $11,158     $11,108     $10,962     $11,417
         Provision for loan losses                             --           --          --          --          --
         Charge-offs:
             Commercial loans                                (275)        (108)       (347)       (353)       (400)
             Construction mortgage loans                       --           --          --          --          --
             Commercial mortgage loans                         --           --        (186)        (86)        (69)
             Industrial revenue bonds                          --           --          --          --          --
             Residential mortgage loans                        --           --          --          (1)       (119)
             Consumer loans                                   (71)         (60)        (77)       (166)       (749)
         Recoveries on loans previously charged off:
             Commercial loans                                 321          826         351         475         653
             Construction mortgage loans                       84           89          60          47          --
             Commercial mortgage loans                          6          216         190         174         120
             Industrial revenue bonds                          --           --          --          --          --
             Residential mortgage loans                        --           10          --          23           8
             Consumer loans                                    33           23          59          33         101
                                                          -------      -------     -------     -------     -------
         Balance, end of year                             $12,252      $12,154     $11,158     $11,108     $10,962
                                                          =======      =======     =======     =======     =======




                                                      2001         2000        1999        1998         1997
                                                      ----         ----        ----        ----         ----
                                                               (Dollar amounts in thousands)
Allocation of ending balance:
     Commercial loans                              $ 2,219      $ 1,502     $ 1,457      $1,578       $1,676
     Construction mortgage loans                       787          802         755         705          521
     Commercial mortgage loans                       5,903        5,838       5,681       5,822        6,587
     Industrial revenue bonds                           14           16          20          23           28
     Residential mortgage loans                      2,335        3,361       2,725       2,460        1,610
     Consumer loans                                    994          635         520         520          540
                                                   -------      -------     -------     -------      -------
Balance, end of year                               $12,252      $12,154     $11,158     $11,108      $10,962
                                                   =======      =======     =======     =======      =======

                                                      2001         2000        1999        1998         1997
                                                      ----         ----        ----        ----         ----
Ratio of net charge-offs (recoveries)                 --        (0.13)%     (0.01)%     (0.03)%        0.09%
  to average loans outstanding

     Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the reserve for loan losses were unnecessary in 2001, notwithstanding the growth in the loan portfolio. The reserve represented 1.39% of total loans at December 31, 2001, 1.43% of total loans at December 31, 2000 and 1.65% at December 31, 1999. Although management believes that upon review of loan quality and payment statistics, the reserve is adequate to cover losses likely to result from loans in the current portfolio at December 31, 2001, there can be no assurance that the reserve is adequate or that additional provisions might not become necessary.

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

     In general, investment securities could also be sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral, and it has a line of credit of $5,000,000 from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit of $7,000,000 for the purchase of federal funds from SunTrust Bank and may also borrow from the Federal Reserve if necessary.


          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                   AVERAGE INTEREST RATES AND INTEREST SPREAD

     The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 2001. Nonaccrual loan balances have been included in their respective loan categories, which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 3.88%, 6.26% and 4.97% during 2001, 2000 and 1999, respectively.

                                                                 Net Interest Income, Net Interest Margin

                                                                         Years ended December 31,
                                                       2001                           2000                           1999
                                            ---------------------------   ---------------------------   ---------------------------
                                            Average             Average   Average             Average   Average             Average
                                            Balance   Interest   Yield    Balance   Interest   Yield    Balance   Interest   Yield
                                            -------   --------   -----    -------   --------   -----    -------   --------   -----
                                                                         (Dollar amounts in thousands)
ASSETS
Securities:
    Mortgage-backed securities             $ 29,253  $ 1,868   6.38%       $27,465  $ 2,173    7.91%     $60,641 $ 3,394    5.60%
    CMOs                                    194,463   11,948   6.14%       179,319   13,189    7.36%     226,971  12,069    5.32%
    U.S. Government agencies                 16,905      869   5.14%        26,362    1,775    6.73%      26,610   1,400    5.26%
    State and municipal obligations          23,571      948   5.23%        19,678      921    4.68%      21,643     822    3.80%
    Other securities                        252,251   14,689   5.82%       209,580   14,621    6.97%     202,607  12,215    6.03%
                                            -------   ------               -------   ------              -------  ------
       Total securities                     516,443   30,322   5.93%       462,404   32,679    7.07%     538,472  29,900    5.55%
                                            -------   ------               -------   ------              -------  ------
Loans:
    Commercial                               83,973    6,692   7.97%        77,352    7,529    9.73%      73,487   6,650    9.05%
    Commercial construction                  48,461    3,529   7.28%        30,861    2,899    9.39%      14,937   1,342    8.98%
    Residential construction                 48,513    3,038   6.26%        52,789    3,316    6.28%      40,683   2,388    5.87%
    Commercial mortgages                    248,865   22,064   8.87%       219,690   20,298    9.24%     204,275  18,139    8.88%
    Industrial revenue bonds                  1,324       91   9.65%         1,382      114    8.25%       1,278      98    7.67%
    Residential mortgages                   410,753   27,913   6.80%       333,308   23,199    6.96%     263,935  17,672    6.70%
    Home equity                              44,296    3,245   7.33%        30,934    3,001    9.70%      21,480   1,876    8.73%
    Consumer                                  8,313      861  10.36%         9,135      934   10.22%      10,032   1,042   10.39%
                                            -------   ------               -------   ------              -------  ------
       Total loans                          894,498   67,433   7.54%       755,451   61,290    8.11%     630,107  49,207    7.81%
                                            -------   ------               -------   ------              -------  ------

       Total earning assets               1,410,941   97,755   6.97%     1,217,855   93,969    7.72%   1,168,579  79,107    6.77%
                                                      ------                         ------                       ------
Non-earning assets                           67,263                         61,027                        52,179
                                          ---------                      ---------                     ---------
       Total assets                      $1,478,204                     $1,278,882                    $1,220,758
                                         ==========                     ==========                    ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Interest bearing deposits:
    NOW accounts                          $ 139,485      745   0.53%     $ 124,663      928    0.74%     $113,855     936    0.82%
    Regular savings                         146,656    3,247   2.21%       148,790    4,639    3.12%      163,638   4,755    2.91%
    Money Market accounts                   173,675    4,828   2.78%       154,187    5,748    3.73%      145,033   4,484    3.09%
    Certificates of Deposit of
        $100,000 or more                     86,255    4,708   5.46%        76,672    5,682    7.41%       39,765   2,021    5.08%
    Other time deposits                     183,887   10,024   5.45%       168,318    9,127    5.42%      119,071   5,832    4.90%
                                            -------   ------               -------    -----               -------   -----
       Total interest bearing deposits      729,958   23,552   3.23%       672,630   26,124    3.88%      581,362  18,028    3.10%
                                            -------   ------               -------    -----               -------   -----

Borrowings:
    Federal Home Loan Bank                  394,827   20,090   5.09%       293,950   18,098    6.16%      356,276  19,405    5.45%
    Other short-term borrowings              30,854      913   2.96%        25,579    1,402    5.48%       20,898     878    4.20%
                                            -------   ------               -------    -----               -------   -----
       Total borrowings                     425,681   21,003   4.93%       319,529   19,500    6.10%      377,174  20,283    5.38%
                                            -------   ------               -------    -----               -------   -----

       Total interest-bearing             1,155,639   44,555   3.86%       992,159   45,624    4.60%      958,536  38,311    4.00%
                                                      ------                          -----                         -----
liabilities

Demand deposits                             208,071                        190,947                        168,719
Non-interest bearing liabilities              8,878                          6,614                          9,348
Stockholders' equity                        105,616                         89,162                         84,155
                                         ----------                     ----------                     ----------
       Total liabilities & equity        $1,478,204                     $1,278,882                     $1,220,758
                                         ==========                     ==========                     ==========
Net interest income/spread                           $53,200   3.11%                $48,345    3.12%              $40,796    2.77%
                                                     =======                        =======                       =======
Net interest margin (NII/Avg. Earning Assets)                  3.77%                           3.97%                         3.49%


                      CHANGES IN NET INTEREST INCOME DUE TO
                           CHANGES IN VOLUME AND RATE

The effect on net interest income from changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is summarized in the following table. These amounts were calculated directly from the amounts included in the preceding table. The amount allocated to change in volume was calculated by multiplying the change in volume by the average of the interest rates earned or paid in the two periods. The amount allocated to change in rate was calculated by multiplying the change in rate by the average volume over the two periods. In 2001, declining rates had a negative impact on net interest income. However, the growth in earning assets exceeded the growth in interest bearing liabilities resulting in an increase in net interest income when compared to 2000. In 2000, higher interest rates increased interest income more than interest expense because the Company had more earning assets than interest-bearing liabilities and the rates paid on many types of deposits were not increased by as much as investment rates increased. Repayments of Federal Home Loan Bank borrowings by the Company also contributed to reduced interest expense.

                                                 2001 compared to 2000                2000 compared to 1999
                                             -----------------------------      ---------------------------------
                                                Change Due to Increase                Change Due to Increase
                                                      (Decrease)                            (Decrease)
                                             -----------------------------      ---------------------------------
                                             Volume      Rate        Net          Volume       Rate        Net
                                             ------      ----        ---          ------       ----        ---
                                                                (Dollar amounts in thousands)
EARNING ASSETS
Securities:
   Mortgage-backed securities                   $ 128     $ (433)    $  (305)      $(2,211)      $ 990    $(1,221)
   CMOs                                         1,022     (2,263)     (1,241)       (2,894)      4,014      1,120
   U.S. Government agencies                      (561)      (345)       (906)            3         372        375
   State & municipal obligations                  193       (166)         27           (84)        183         99
   Other securities                             2,729     (2,661)         68           517       1,889      2,406
                                                -----     ------      ------        ------       -----      -----
         Total securities                       3,511     (5,868)     (2,357)       (4,669)      7,448      2,779
                                                -----     ------      ------        ------       -----      -----
Loans:
   Commercial                                     586     (1,423)      (837)           363        516        879
   Commercial construction                      1,467       (837)       630          1,463         94      1,557
   Residential construction                      (268)       (10)      (278)           736        192        928
   Commercial mortgages                         2,642       (876)     1,766          1,397        762      2,159
   Industrial revenue bonds                        (5)       (18)       (23)             8          8         16
   Residential mortgages                        5,328       (614)     4,714          4,736        791      5,527
   Home equity                                  1,138       (894)       244            871        254      1,125
   Consumer                                       (85)        12        (73)           (93)       (15)      (108)
                                                -----     ------      ------        ------       -----      -----

         Total loans                           10,803     (4,660)     6,143          9,481      2,602     12,083
                                                -----     ------      ------        ------       -----      -----
          Total earning assets                 14,314    (10,528)     3,786          4,812      10,050    14,862
                                                -----     ------      ------        ------       -----      -----
INTEREST BEARING LIABILITIES
Interest bearing deposits:
   NOW accounts                                    94       (277)       (183)           85         (93)        (8)
   Regular savings                                (57)    (1,335)     (1,392)         (447)        331       (116)
   Money Market accounts                          634     (1,554)       (920)          312         952      1,264
   Certificates of deposit                        617     (1,591)       (974)        2,306       1,355      3,661
       of $100,000 or more
   Other time deposits                            846         51         897         2,541         754      3,295
                                                -----     ------      ------        ------       -----      -----
         Total interest bearing deposits        2,134     (4,706)     (2,572)        4,797       3,299      8,096
                                                -----     ------      ------        ------       -----      -----
Borrowings:
   Federal Home Loan Bank                       5,644     (3,652)      1,992        (3,616)      2,309     (1,307)
   Other short-term borrowings                    223       (712)       (489)          227         297        524
                                                -----     ------      ------        ------       -----      -----
         Total borrowings                       5,867     (4,364)      1,503        (3,389)      2,606       (783)
                                                -----     ------      ------        ------       -----      -----
         Total interest bearing                 8,001     (9,070)     (1,069)        1,408       5,905      7,313
                                                -----     ------      ------        ------       -----      -----
         liabilities
Net changes due to volume/rate                $ 6,313   $ (1,458)    $ 4,855       $ 3,404     $ 4,145    $ 7,549
                                              =======   ========     =======       =======     =======    =======


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

     The Company's Asset/Liability Management Committee, comprised of several Directors with senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

     The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders' equity) would decline. At December 31, 2001, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.5% to 6.5%) would reduce the value of net assets by $19,420,000. On the other hand, if interest rates were to decrease, the value of net assets would increase.

     Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Company's earnings. If interest rates were to increase, net interest income would increase because the Company has more interest-earning assets than it has interest-bearing liabilities and because much of this excess amount reprices within a short period of time. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.5% to 2.5%) it is estimated that net interest income would decrease by $6,014,000. On the other hand, if interest rates were to increase, net interest income would increase.

     At December 31, 2000, it was estimated that the value of the net assets of the Company would decline by $20,407,000 if interest rates were to increase by 200 basis points and that the Company's net interest income would decline by $4,261,000 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Company.

Item 8.    Financial Statements and Supplementary Data.

                           FINANCIAL STATEMENTS INDEX

o    Independent Auditors' Reports

o    Consolidated Statements of Condition at December 31, 2001, 2000 and 1999

o    Consolidated Statements of Income for the Three Years Ended December 31,
     2001

o Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001

o Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2001

o Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 2001

o    Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
       CCBT Financial Companies, Inc.


     We have audited the accompanying consolidated statement of condition of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity, for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Wolf & Company, P.C.
------------------------

Boston, Massachusetts
February 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
CCBT Financial Companies, Inc.


     We have audited the consolidated statements of condition of CCBT Financial Companies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCBT Financial Companies, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP
----------------------


Boston, Massachusetts
February 9, 2001

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                -----------------------------------------------------
ASSETS                                                                   2001           2000               1999
                                                                 -------------     ---------------   ----------------
   Cash and due from banks                                       $  51,204,747     $    49,371,492   $     43,415,100
   Short term interest-bearing deposits                             10,857,540          16,843,538          2,207,328
   Securities available for sale at fair value                     438,349,833         426,742,801        463,379,414
   Federal Home Loan Bank stock, at cost                            23,502,600          22,125,400         22,125,400
   Federal Reserve Bank stock, at cost                               1,235,050           1,180,700          1,096,700
  Total loans                                                      884,291,338         848,490,319        674,742,548
   Less:  Allowance for loan losses                                (12,251,907)        (12,153,944)       (11,158,126)
                                                                 -------------     ---------------   ----------------
          Net loans                                                872,039,431         836,336,375        663,584,422
                                                                 -------------     ---------------   ----------------
   Loans held for sale                                               8,349,342             860,840            200,000
   Premises and equipment                                           18,496,280          16,633,912         12,396,729
   Deferred tax assets                                               2,619,189           4,512,589          4,657,933
   Accrued interest receivable on securities                         2,632,117           3,353,580          2,850,366
   Interest receivable on loans                                      3,736,071           4,331,987          3,156,914
   Intangibles                                                       7,972,088           9,555,425                 --
   Other assets                                                     13,672,642          12,070,707         12,044,040
                                                                --------------     ---------------   ----------------
           Total assets                                         $1,454,666,930      $1,403,919,346     $1,231,114,346
                                                                ==============      ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                     $  903,390,528     $  973,302,664      $  766,063,617
   Borrowings from the Federal Home Loan Bank                      384,314,318        291,286,797         347,962,999
   Other short-term borrowings                                      30,735,238         24,520,157          19,345,885
   Subordinated debt                                                 5,000,000                 --                  --
   Current taxes payable                                             2,064,060          2,267,117           1,721,187
   Interest payable on deposits and borrowings                       2,410,159          4,206,555           3,061,932
   Post retirement benefits payable                                  3,293,458          2,881,892           2,501,480
   Employee profit sharing retirement and bonuses payable            4,214,186          2,946,642           2,396,542
   Other liabilities                                                 3,925,378          3,654,309          2,411,093
                                                                 -------------      -------------       -------------
           Total liabilities                                     1,339,347,325      1,305,066,133       1,145,464,735
                                                                 -------------      -------------       -------------
  Minority interest                                                     3,602            124,435                  --
                                                                 -------------      -------------       -------------
  Commitments and contingencies (Notes 5 and 12)
    Stockholders' equity
         Common stock, $1.00 par value:
          Authorized: 12,000,000 shares
          Issued: 9,061,064                                          9,061,064          9,061,064           9,061,064
         Surplus                                                    27,473,395         27,494,890          27,494,890
         Undivided profits                                          83,156,834         69,896,759          58,181,480
          Treasury stock, at cost (440,641 shares in 2001)
                         (453,016 shares in 2000 and 1999)          (7,197,493)        (7,399,628)         (7,399,628)
          Accumulated other comprehensive income (loss)              2,822,203           (324,307)         (1,688,195)
                                                                   -----------         ----------          ----------
           Total stockholders' equity                              115,316,003         98,728,778          85,649,611
                                                                   -----------         ----------          ----------

           Total liabilities and stockholders' equity           $1,454,666,930     $1,403,919,346      $1,231,114,346
                                                                ==============     ==============      ==============


 The accompanying notes are an integral part of these financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME
                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                         2001              2000              1999
                                                                         ----              ----              ----
INTEREST & DIVIDEND INCOME
  Interest and fees on loans                                         $67,433,306       $61,289,410       $49,206,774
  Interest on short term interest-bearing deposits                       509,594           934,679           675,357
  Interest on federal funds sold                                           3,909           107,610                --
  Taxable interest income on securities                               27,488,845        28,996,374        26,993,403
  Tax-exempt interest income on securities                               934,219           910,454           775,355
  Dividends on securities                                              1,384,945         1,730,510         1,456,359
                                                                      ----------        ----------        ----------
       Total interest & dividend income                               97,754,818        93,969,037        79,107,248
                                                                      ----------        ----------        ----------

INTEREST EXPENSE
  Interest on deposits                                                23,552,091        26,123,306        18,028,054
  Interest on borrowings from the Federal Home Loan Bank              20,089,588        18,097,810        19,405,176
  Interest on other short-term borrowings                                765,525         1,402,676           877,907
  Interest on subordinated debt                                          147,975                --                 --
                                                                      ----------        ----------        ----------
       Total interest expense                                         44,555,179        45,623,792        38,311,137
                                                                      ----------        ----------        ----------
Net interest income                                                   53,199,639        48,345,245        40,796,111
Provision for loan losses                                                     --                --                 --
                                                                      ----------        ----------        ----------
Net interest income after provision for loan losses                   53,199,639        48,345,245        40,796,111
                                                                      ----------        ----------        ----------

NON-INTEREST INCOME
  Financial advisor fees                                               6,909,406         6,433,397         5,957,566
  Deposit account service charges                                      2,129,856         1,967,843         1,915,777
  Branch banking fees                                                  3,110,268         3,073,595         3,049,663
  Electronic banking fees                                              1,749,624         1,705,453         1,829,980
  Loan servicing and other loan fees                                      59,342           232,815           167,504
  Brokerage fees and commissions                                       1,311,197         1,032,582         1,041,553
  Net gain on sales of securities                                      2,187,219            84,602           234,301
  Net gain on sales of loans                                           2,955,530            88,063           219,587
  Insurance commissions                                                1,573,101           809,931                --
  Gain on sale of credit card merchant portfolio                         248,166           296,001         3,494,733
  Other income                                                           688,449           486,271           356,875
                                                                      ----------        ----------        ----------
       Total non-interest income                                      22,922,158        16,210,553        18,267,539
                                                                      ----------        ----------        ----------

NON-INTEREST EXPENSE
  Salaries                                                            17,653,413        14,399,574        12,381,649
  Employee benefits                                                    8,164,248         6,227,247         5,454,900
  Building and equipment                                               5,434,329         4,889,482         4,340,295
  Data processing                                                      2,987,162         2,721,222         2,793,269
  Accounting and legal fees                                              954,684           771,361           891,402
  Other outside services                                               2,407,688         2,217,641         1,966,130
  Amortization of intangibles                                          1,583,333           851,443                --
  Delivery and communications                                          1,898,007         1,564,002         1,376,039
  Directors' fees                                                        278,971           280,125           294,691
  Marketing and advertising                                            1,774,334         1,252,521           906,818
  Printing and supplies                                                  872,002           781,718           753,762
  Insurance                                                              473,146           376,081           285,681
  Branch conversion expenses                                                  --           283,218                --
  All other expenses                                                   1,576,940         1,664,972         1,071,531
                                                                      ----------        ----------        ----------
       Total non-interest expense                                     46,058,257        38,280,607        32,516,167
                                                                      ----------        ----------        ----------
 Minority interest                                                       (23,299)          (54,504)               --
                                                                      ----------        ----------        ----------
 Net income before taxes                                              30,086,839        26,329,695        26,547,483
 Applicable income taxes                                              10,622,422         9,100,946        10,086,390
                                                                      ----------        ----------        ----------
 Net income                                                          $19,464,417       $17,228,749       $16,461,093
                                                                     ===========       ===========       ===========
 Average shares outstanding - basic                                    8,613,106         8,608,048         8,876,776
 Basic earnings per share                                                  $2.26             $2.00             $1.85
 Diluted earnings per share                                                $2.25             $2.00             $1.85
                                                                           $ .72             $ .64             $ .56


    The accompanying notes are an integral part of these financial statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                For the Years Ended December 31,
                                                                                --------------------------------
                                                                            2001             2000              1999
                                                                            ----             ----              ----

CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                         $     19,464,417    $   17,228,749  $   16,461,093
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                         4,283,720         3,226,343       2,139,147
    Net (accretion) amortization of securities                           (5,610,231)        4,891,652       3,020,243
    Amortization of net deferred loan costs                               1,308,577           744,250         595,459
    Net gain on sales of securities                                      (2,187,219)          (84,602)       (234,301)
    Deferred income tax (benefit) expense                                  (369,967)         (622,294)      1,998,127
    Net gain on sale of loans                                            (2,955,530)          (88,063)       (219,587)
    Net loss on disposal of premises and equipment                               --            57,155              --
    Gain on sale of credit card merchant portfolio                         (248,166)         (296,001)     (3,494,733)

Net change in:
    Proceeds from sales (originations) of loans held for sale, net       (5,709,420)         (660,840)     17,940,522
    Accrued interest receivable                                          (1,317,379)       (1,619,663)      1,657,531
    Accrued expenses and other liabilities                                  153,782         3,008,301       2,648,346
    Other, net                                                           (1,287,972)          136,932       5,398,311
                                                                   ----------------    --------------  --------------
Net cash provided by operating activities                                 5,524,612        25,921,919      47,910,158
                                                                   ----------------    --------------  --------------

CASH USED BY INVESTING ACTIVITIES
    Net increase in loans                                               (86,431,069)     (177,021,763)   (164,453,508)
    Proceeds from sale of portfolio loans                                52,840,954        12,188,480      85,294,654
    Dispositions of property from defaulted loans                                --            70,000         115,000
    Maturities of available-for-sale securities                         514,544,235       248,979,523     496,592,930
    Purchase of available-for-sale securities                          (656,605,300)     (312,851,725)   (563,093,625)
    Sales of available-for-sale securities                              143,661,360        97,908,163      82,270,203
    Purchases of premises and equipment                                  (4,562,749)       (4,199,951)     (2,386,550)
    Purchase of Federal Home Loan Bank stock                             (1,377,200)               --              --
    Purchase of Federal Reserve Bank stock                                  (54,350)          (84,000)     (1,096,700)
    Sale of premises and equipment                                               --            50,000              --
    Acquisition of banking offices                                               --        35,874,054              --
    Acquisition of 51% of Murray & MacDonald
           Insurance Services, Inc.
                                                                                 --        (1,199,094)             --
                                                                   ----------------    --------------  --------------
Net cash used by investing activities                                   (37,984,119)     (100,286,313)    (66,757,596)
                                                                   ----------------    --------------  --------------

CASH PROVIDED BY FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                 (69,912,136)      151,972,396      38,166,642
    Advances of borrowings from the Federal Home Loan Bank            1,855,224,404     2,001,323,981   1,062,525,072
    Repayments of borrowings from the Federal Home Loan Bank         (1,762,196,883)   (2,058,000,183) (1,058,068,756)
    Net increase in other short-term borrowings                           6,215,081         5,174,272       4,739,563
    Proceeds from issuance of subordinated debt                           5,000,000                --              --
    Purchase of treasury stock                                                   --                --      (7,399,628)
    Issuance of common stock under stock option plan                        180,640                --              --
    Cash dividends paid on common stock                                  (6,204,342)       (5,513,470)     (4,983,742)
                                                                   ----------------    --------------  --------------
Net cash provided by financing activities                                28,306,764        94,956,996      34,979,151
                                                                   ----------------    --------------  --------------
Net increase (decrease) in cash and cash equivalents                     (4,152,743)       20,592,602      16,131,713
Cash and cash equivalents at beginning of year                           66,215,030        45,622,428      29,490,715
                                                                   ----------------    --------------  --------------
Cash and cash equivalents at end of year                            $    62,062,287   $    66,215,030 $    45,622,428
                                                                    ===============   =============== ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                         $   46,403,510    $   44,479,170    $ 37,746,945
    Income taxes                                                         11,049,819         8,967,843       6,599,480
Non-cash transactions:
   Additions to property from defaulted loans                                    --            70,000       1,615,000
    Loans to finance OREO property                                               --                --         100,000


   The accompanying notes are an integral part of these financial statements.



                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             For the Years Ended December 31,



                                                                         2001           2000           1999
                                                                         ----           ----           ----
Net income                                                          $19,464,417    $17,228,749     $16,461,093
                                                                    -----------    -----------     -----------
Unrealized holding  gains (losses) on securities available for sale   7,597,096      2,458,196      (2,937,312)
Reclassification of gains on securities realized in income           (2,187,219)       (84,602)       (234,301)
                                                                    -----------    -----------     -----------
Net unrealized gains (losses)                                         5,409,877      2,373,594      (3,171,613)
Related tax effect                                                   (2,263,367)    (1,009,706)      1,201,101
                                                                    -----------    -----------     -----------
Net other comprehensive income (loss)                                 3,146,510      1,363,888      (1,970,512)
                                                                    -----------    -----------     -----------
Comprehensive income                                                $22,610,927    $18,592,637     $14,490,581
                                                                    ===========    ===========     ===========



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Years Ended December 31,

                                                                         2001               2000                1999
                                                                         ----               ----                ----
  COMMON STOCK
  Balance, beginning of year                                        $ 9,061,064         $ 9,061,064      $  22,652,660
  Stock exchange at reorganization                                           --                  --        (13,591,596)
                                                                    -----------          -----------       -----------
  Balance, end of year                                                9,061,064           9,061,064          9,061,064
                                                                    -----------          -----------       -----------

  SURPLUS
  Balance, beginning of year                                         27,494,890          27,494,890         13,903,294
  Stock exchange at reorganization                                           --                  --         13,591,596
  Issuance of common stock under stock option plan                      (21,495)                 --                 --
                                                                    -----------          -----------       -----------
  Balance, end of year                                               27,473,395          27,494,890         27,494,890
                                                                    -----------          -----------       -----------

  UNDIVIDED PROFITS
  Balance, beginning of year                                         69,896,759          58,181,480         46,704,129
  Net income                                                         19,464,417          17,228,749         16,461,093
  Cash dividends declared                                            (6,204,342)         (5,513,470)        (4,983,742)
                                                                    -----------          -----------       -----------
  Balance, end of year                                               83,156,834          69,896,759         58,181,480
                                                                    -----------          -----------       -----------

  TREASURY STOCK
  Balance, beginning of year                                         (7,399,628)         (7,399,628)                --
  Purchase of treasury stock                                                 --                  --         (7,399,628)
  Issuance of common stock under stock option plan                      202,135                  --                 --
                                                                    -----------          -----------       -----------
  Balance, end of year                                               (7,197,493)         (7,399,628)        (7,399,628)
                                                                    -----------          -----------       -----------

  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year                                           (324,307)         (1,688,195)           282,317
  Net other comprehensive income (loss)                               3,146,510           1,363,888         (1,970,512)
                                                                    -----------          -----------       -----------
  Balance, end of year                                                2,822,203            (324,307)        (1,688,195)
                                                                    -----------          -----------       -----------

  TOTAL STOCKHOLDERS' EQUITY, END OF YEAR                          $115,316,003         $98,728,778        $85,649,611
                                                                   ============         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Nature of business -- The Company was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 under the name CCBT Bancorp, Inc. at the direction of the Board of Directors and management of Cape Cod Bank and Trust Company ("Bank") for the purpose of becoming a bank holding company for the Bank. On February 11, 1999, the Company became the holding company for the Bank by acquiring 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange for the Company's common stock (the "Reorganization"). Pursuant to the Plan of Reorganization, each issued and outstanding share of the Bank's common stock, par value of $2.50 per share, automatically and without consideration was converted into and exchanged for one share of the common stock, par value $1.00 per share (the "Common Stock"), of the Company. At a special stockholders' meeting held July 29, 1999, CCBT Bancorp, Inc.'s name was changed to CCBT Financial Companies, Inc. This name change became effective September 23, 1999. The Bank's charter was converted to a national bank on September 1, 1999. Currently, the Company's business activities are conducted primarily through the Bank. The Bank provides loan, deposit, trust and investment services, and insurance products, to businesses and consumers primarily located in southeastern Massachusetts.

     Principles of consolidation -- Financial information contained herein for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the main operating subsidiary of the Company, financial information contained herein for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform to the 2001 presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements.

     Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate.

     Cash and cash equivalents -- Cash and cash equivalents include amounts due from banks, short term interest-bearing deposits and federal funds sold, all of which mature within 90 days.

     Securities -- Securities held for investment that the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Available for sale securities are securities that might be sold prior to maturity to meet needs for liquidity or for the purchase of alternative investments. These securities are stated at market value. Unrealized gains and losses on such securities, if any, are credited or charged to other comprehensive income net of any related tax effect. Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. At December 31, 2001, 2000 and 1999, the Company did not own any held to maturity or trading securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

     Loans -- Loans are reported at their principal balance outstanding, adjusted for deferred fees and costs and charge-offs. Loan fees, net of the direct cost of origination, are deferred and taken into income over the life of the loan using the interest method.

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

     Mortgage servicing rights -- The fair value of the right to service loans is capitalized when loans are sold to other investors and is amortized against servicing income over the estimated life of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

     Allowance for loan losses -- The allowance for loan losses is an estimate of the amount necessary to provide an adequate reserve to absorb probable losses in the current loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience, nature and volume of the loan portfolio, adverse situations that may affect the borrowers ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Loan losses are charged against the reserve when management believes the collectibility of the principal is unlikely. Recoveries on loans previously charged off are credited to the reserve. The reserve is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

     Provision for income taxes -- The provision for income taxes includes deferred income taxes arising as a result of reporting some items of revenue and expense in different years for tax and financial reporting purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which they are expected to be settled.

     Earnings per share -- Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common stock were exercised resulting in the issuance of common stock that then shared in the earnings of the Company.

     Segments -- Statement of Financial Accounting Standards ("SFAS") No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

     The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. The Company's brokerage and insurance activities are not material to the Company's consolidated financial statements. Net income
(loss) for the year ended December 31, 2001 for such activities amounted to $180,000 and $(24,000), respectively. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

     Subsequent accounting change -- On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The first impairment evaluation must be completed by June 30, 2002. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No.
142. As a result, effective January 1, 2002, the Company's goodwill will no longer be amortized but will be evaluated for impairment and the Company's core deposit intangibles will continue to be amortized over their estimated useful lives.

(2)  Securities
     The amortized cost and estimated fair values of securities, which the Company classified as available for sale as of December 31, 2001, 2000 and 1999 were as follows:

                                                                            December 31, 2001
                                                   --------------------------------------------------------------------
                                                                             Gross            Gross         Estimated
                                                      Amortized           Unrealized       Unrealized          Fair
                                                         Cost                Gains           Losses           Value
                                                         ----                -----           ------           -----
                                                                    (Dollar amounts in thousands)
U.S. Government agency CMOs                            $116,949             $2,362             $921          $118,390
Other U.S. Government agency obligations                 14,254                158               48            14,364
Other collateralized mortgage obligations                66,356              1,720              289            67,787
State and municipal obligations                          24,114                 --               --            24,114
Other debt securities                                   211,831              2,672              808           213,695
                                                       --------             ------           ------          --------
    Totals                                             $433,504             $6,912           $2,066          $438,350
                                                       ========             ======           ======          ========

                                                                          December 31, 2000
                                                   --------------------------------------------------------------------
                                                                             Gross            Gross         Estimated
                                                      Amortized           Unrealized       Unrealized          Fair
                                                         Cost                Gains           Losses           Value
                                                         ----                -----           ------           -----
                                                                    (Dollar amounts in thousands)
U.S. Government agency CMOs                             $140,472            $1,412           $2,437          $139,447
Other U.S. Government agency obligations                  22,663                31              200            22,494
Other collateralized mortgage obligations                 47,746               526              529            47,743
State and municipal obligations                           25,479                 3               --            25,482
Other debt securities                                    190,946             1,484              853           191,577
                                                        --------            ------           ------          --------
    Totals                                              $427,306            $3,456           $4,019          $426,743
                                                        ========            ======           ======          ========




                                                                          December 31, 1999
                                                   --------------------------------------------------------------------
                                                                             Gross            Gross         Estimated
                                                      Amortized           Unrealized       Unrealized          Fair
                                                         Cost                Gains           Losses           Value
                                                         ----                -----           ------           -----
                                                                          (Dollar amounts in thousands)
U.S. Government agency CMOs                             $176,935            $2,234           $4,444          $174,725
Other U.S. Government agency obligations                  16,819                 3              266            16,556
Other collateralized mortgage obligations                 79,425               535              677            79,283
State and municipal obligations                           20,596                --               --            20,596
Other debt securities                                    172,542               429              752           172,219
                                                        --------            ------           ------          --------
    Totals                                              $466,317            $3,201           $6,139          $463,379
                                                        ========            ======           ======          ========

     The net unrealized gain or loss on securities is included net of tax in other comprehensive income.

     Gross proceeds from the sale of available for sale securities were $143,661,000. Gross gains of $2,464,000 and gross losses of $277,000 were realized on those sales.

     Gross proceeds from the sale of available for sale securities were $97,908,000 in 2000. Gross gains of $410,000 and gross losses of $325,000 were realized on those sales.

     Gross proceeds from the sale of available for sale securities were $82,270,000 in 1999. Gross gains of $334,000 and gross losses of $100,000 were realized on those sales.

     The amount of income tax expense attributable to net gains in 2001, 2000 and 1999 was $915,000, $35,000 and $98,000, respectively.

     The amortized cost and estimated fair value of debt securities, which the Company classified as available for sale at December 31, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         Amortized                  Estimated
                                                            Cost                    Fair Value
                                                            ----                    ----------
                                                             (Dollar amounts in thousands)
Due in one year or less                                  $ 30,360                    $30,318
Due after one year through five years                      63,085                     63,351
Due after five years through ten years                     97,883                     98,610
Due after ten years                                       242,176                    246,071
                                                         --------                   --------
     Totals                                              $433,504                   $438,350
                                                         ========                   ========

          At December 31, 2001, securities carried at $30,735,000 were pledged to secure borrowings from the U.S. Treasury and securities sold subject to agreements to repurchase.

(3)    Loans

      The following is a summary of loans outstanding as of the dates indicated:

                                                                                  December 31,
                                                              ---------------------------------------------------
                                                                  2001              2000            1999
                                                                  ----              ----            ----
                                                                       (Dollar amounts in thousands)
Mortgage loans on real estate
    Residential                                                  $376,504          $393,574      $290,722
    Commercial                                                    264,934           242,536       203,988
    Construction                                                   95,186            87,978        68,809
    Equity lines of credit                                         53,336            37,377        23,035
Other loans
    Commercial                                                     84,947            76,275        77,776
    Industrial revenue bonds                                        1,163             1,603         1,137
    Consumer                                                        8,221             9,147         9,275
                                                                 --------          --------      --------
          Total loans                                             884,291           848,490       674,742
    Less: Allowance for loan losses                               (12,252)          (12,154)      (11,158)
                                                                 --------          --------      --------
          Total portfolio loans, net                             $872,039          $836,336      $663,584
                                                                 ========          ========      ========

Loans held for sale                                              $  8,349          $    861      $    200
                                                                 ========          ========      ========

     The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers at December 31, 2001, 2000 and 1999 was $4,895,000, $5,885,000 and $5,552,000, respectively. During 2001,
$2,666,000 in new loans were made to Directors and Officers and there were $3,656,000 in repayments. The total amount of deposits from Directors and Officers at December 31, 2001, 2000 and 1999 was $3,257,000, $5,558,000 and
$3,829,000, respectively.

     Nonaccrual loans at December 31, 2001, 2000 and 1999 amounted to $1,802,000, $2,192,000, and $1,777,000, respectively. Interest income, which would have been accrued on nonaccrual loans, had they performed in accordance with the terms of their contracts, for the year ended December 31, 2001 was $127,000. Interest income recognized on nonaccrual loans in 2001 amounted to $38,000.

     The amount of restructured troubled debt which was performing in accordance with amended terms at December 31, 2001, 2000 and 1999 was $224,000, $237,000
and $626,000, respectively. For each of these years, the difference between the amount of income recorded on these loans and the amount of income that would have been recognized had the loans performed in accordance with their original terms was not material.

     The Company's business is primarily in southeastern Massachusetts, and many of the Company's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $197,553,000, $160,104,000, and $168,260,000 at
December 31, 2001, 2000 and 1999, respectively.

     The following summarizes mortgage servicing rights capitalized and amortized:

                                                                             December 31,
                                                           -----------------------------------------------
                                                             2001                2000                1999
                                                             ----                ----                ----
                                                                    (Dollar amounts in thousands)
Mortgage servicing rights capitalized                        $585                $ 42               $528
                                                             ====                ====               ====

Mortgage servicing rights amortized                          $357                $147               $194
                                                             ====                ====               ====

     Mortgage servicing rights included in Other Assets at December 31, 2001, 2000, and 1999, were $1,351,000, $1,123,000, and $1,228,000, respectively. The fair values of these rights were $1,433,000, $1,201,000 and $1,388,000, respectively. The fair value balance of capitalized servicing rights was determined using a discount rate of 8% and a prepayment speed of 7%.


(4)  Allowance for Loan Losses
     The changes in the allowance for loan losses during the three years ended December 31, 2001 were as follows:

                                                                  2001               2000                1999
                                                                  ----               ----                ----
                                                                      (Dollar amounts in thousands)
Balance, beginning of year                                       $12,154            $11,158             $11,107
Provision for loan losses                                             --                 --                  --
Charge-offs                                                         (347)              (168)               (610)
Recoveries on loans previously charged off                           445              1,164                 661
                                                                 -------            -------             -------
Balance, end of year                                             $12,252            $12,154             $11,158
                                                                 =======            =======             =======

       The following is a summary of information pertaining to impaired loans:

                                                                               2001            2000          1999
                                                                               ----            ----          ----
                                                                                  (Dollar amounts in thousands)
Impaired loans without a valuation allowance                                   $ --           $  --         $   --
                                                                               ====           =====         ======
    Commercial loans                                                           $468           $ 442         $  559
    Commercial mortgage loans                                                   148             328            419
                                                                               ----           -----          -----
           Total impaired loans                                                $616           $ 770         $  978
                                                                               ====           =====         ======
Valuation allowance                                                            $347           $ 353         $  449
                                                                               ====           =====         ======


  Average investment in impaired loans                                         $528          $1,052         $2,397
                                                                               ====          ======         ======
  Interest income recognized on impaired loans                                 $112          $  183         $  200
                                                                               ====          ======         ======
  Interest income recognized on a cash basis on impaired loans                 $112          $  183         $  200
                                                                               ====          ======         ======

(5)  Bank Premises and Equipment

     The cost and accumulated depreciation and amortization of premises and equipment are as follows:

                                                                                December 31,
                                                        --------------------------------------------------------
                                                              2001                  2000                  1999
                                                              ----                  ----                  ----
                                                                       (Dollar amounts in thousands)
Premises:
    Land                                                  $  2,769             $   2,769             $   1,511
    Buildings                                               10,188                 9,516                 7,094
    Leasehold improvements                                   4,513                 4,513                 4,375
Equipment                                                   19,447                15,572                12,749
Accumulated depreciation and amortization                  (18,421)              (15,736)              (13,332)
                                                           -------               -------               -------
                                                           $18,496              $ 16,634              $ 12,397
                                                           =======              ========              ========

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2,700,000, $2,375,000 and $1,938,000, respectively.

     Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2012. Annual rental expenses under these leases were $1,003,000 in 2001, $959,000 in 2000 and $914,000 in 1999. The total rental commitments under non-cancelable leases for future years are $5,251,000 not including amounts payable under Consumer Price Index escalator provisions in three such leases which become effective in 2002 and later years. Annual commitments are $999,000 in 2002, $1,007,000 in 2003, $960,000 in 2004, $703,000
in 2005, $380,000 in 2006, and a total of $1,203,000 for the years 2007 through 2012. Certain of these leases also contain renewal options.

(6)     Employee Benefits

     The Company has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Company contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,091,000 in 2001, $1,154,000 in 2000 and $1,102,000 in 1999. Also in 2001, 2000 and 1999, bonuses were accrued under the provisions of the Company's Profit Incentive Plan totaling $1,810,000, $1,750,000 and $1,280,000, respectively, and paid in the year following.

     The Company's Employee Stock Ownership Plan holds 36,691 shares of the Company's common stock. At December 31, 2001, all shares were allocated to employees.

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

     The following table sets forth the plan's funded status reconciled with the amount included in the Company's statement of condition at December 31, 2001, 2000 and 1999:

Accumulated post-retirement benefit obligation:                     2001                2000                1999
                                                                    ----                ----                ----
    Retirees                                                     $1,080,678        $   967,586        $   748,889
    Fully eligible active plan participants                       1,032,301            976,271            695,194
    Other plan participants                                       1,538,627          1,689,082          1,595,339
                                                                  ---------          ---------          ---------
                                                                  3,651,606          3,632,939          3,039,422
Plan assets at fair value                                                --                 --                 --
Accumulated post-retirement benefit obligation
     in excess of plan assets                                     3,651,606          3,632,939          3,039,422
Unrecognized net gain from past experience different
     from that assumed and from changes in assumptions              859,577            515,647            831,364
Unrecognized prior service cost                                          --                 --                 --
Unrecognized net obligation at transition                        (1,208,350)        (1,318,200)        (1,428,050)
                                                                  ---------          ---------          ---------
Unfunded accrued post-retirement benefit expense                 $3,302,833         $2,830,386         $2,442,736
                                                                 ==========         ==========         ==========

     Net periodic post-retirement benefit for 2001, 2000 and 1999 included the following components:

                                                                      2001             2000               1999
                                                                      ----             ----               ----
Service cost - benefits attributed to service during the           $221,960          $172,394            $202,281
year
Interest cost on accumulated post-retirement                        268,073           234,489             211,806
benefit                    obligation
Actual return on plan assets                                             --                --                  --
Amortization of transition obligation over 20 years                 109,850           109,850             109,850
Amortization of gain                                               (515,647)         (831,364)           (563,568)
Asset gain deferred                                                 507,628           807,416             563,568
                                                                    -------           -------             -------
Net periodic post-retirement benefit cost                          $591,864          $492,785            $523,937
                                                                   ========          ========            ========


     For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002; the rate was assumed to decrease to 5% by 2003 and remain level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2001 by $70,000 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $5,000.

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.%.

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

     In 1997, the Company adopted a Stock Option Plan for Employees and in 2001, the Company adopted a Stock Option Plan for Directors. Options on up to 620,000 shares may be granted under these plans. Options become exercisable over a period of four years at the rate of 25% per year and expire after 10 years. The Company measures compensation cost for plans such as this using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Accordingly, no compensation cost was recognized on these options.

     The table below shows the number of stock options that were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited or expired.

                                            2001                           2000                      1999
                                 --------------------------     --------------------------    --------------------------
                                            Weighted Average               Weighted Average             Weighted Average
                                 Shares      Exercise Price      Shares     Exercise Price     Shares    Exercise Price
                                 ------      --------------      ------     --------------     ------    --------------
Outstanding, beginning of year    159,500        $17.22            104,000        $16.72           57,000        $17.41
Granted                           157,000        $24.24             61,500        $18.00           52,500        $16.07
Exercised                         (12,375)       $14.60                 --         --                  --         --
Forfeited                          (3,500)       $20.94             (6,000)       $16.60           (5,500)       $17.66
                                   ------                           ------                         ------
Outstanding, end of year          300,625        $20.95            159,500        $17.22          104,000        $16.72
                                  =======                          =======                        =======
Exercisable, end of year           69,625        $17.23             42,500        $16.47           18,375        $16.18
                                   ======                           ======                         ======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                          Remaining Years in
      Exercise Price            Number Outstanding         Contractual Life          Number Exercisable
      --------------            ------------------         ----------------          ------------------
          $13.38                      12,000                      5.35                     12,000
          $20.75                      20,500                      6.12                     15,000
          $19.25                       5,500                      6.87                      4,000
          $17.38                      16,000                      7.04                      8,000
          $16.38                       9,125                      7.84                      4,375
          $15.06                      22,000                      7.92                     11,000
          $18.00                      61,000                      8.93                     15,250
          $22.44                      35,000                      9.68                         --
          $24.80                     119,500                      9.93                         --
                                     -------
                                     300,625                                                69,625
                                     =======                                                ======

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

                                              2001           2000            1999
                                              ----           ----            ----
Weighted average volatility                    28.82%          27.03%           25.86%
Weighted average dividend                       3.11%           3.16%            2.77%
Weighted average risk-free rate                 4.48%           5.26%            5.58%
Weighted average fair value of options   $      5.77     $      4.26      $      3.94
    granted during the year
Additional expense had the Company
    adopted SFAS No. 123                 $   181,635     $   106,606      $    67,883
Related tax benefit                      $    75,969     $    44,588      $    28,392
Pro-forma net income                     $19,358,751     $17,166,731      $16,421,602
Pro-forma basic earnings per share       $      2.25     $      1.99      $      1.85
Pro-forma diluted earnings per share     $      2.24     $      1.99      $      1.85



     The Company has also entered into stock appreciation rights agreements with selected employees who are paid the amount by which a certain number of shares exceeds its value at the time the agreement was entered into. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. Compensation expense applicable to stock appreciation rights is not material. The table below shows the amount of stock appreciation rights which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited, or expired.

                                            2001                           2000                       1999
                                 --------------------------      ------------------------    ------------------------
                                            Weighted Average              Weighted Average            Weighted Average
                                 Shares      Exercise Price      Shares    Exercise Price    Shares    Exercise Price
                                 ------      --------------      ------    --------------    ------    --------------
Outstanding, beginning of year    14,700       $   17.82         8,100       $   17.62       3,700       $   19.25
Granted                            6,900       $   24.52         7,100       $   18.00       4,600       $   16.38
Exercised                             --              --            --              --          --              --
Forfeited                           (700)      $   18.13          (500)      $   16.95        (200)      $   19.25
                                  ------                        ------                       -----
Outstanding, end of year          20,900       $   20.03        14,700       $   17.82       8,100       $   17.62
                                  ======                        ======                       =====

     The following table summarizes information about stock appreciation rights outstanding at December 31, 2001:

                                                          Remaining Years in
      Exercise Price            Number Outstanding         Contractual Life          Number Exercisable
      --------------            ------------------         ----------------          ------------------
          $19.25                      3,200                      6.86                        --
          $16.38                      4,100                      7.84                        --
          $18.00                      6,700                      8.93                        --
          $24.52                      6,900                      9.97                        --
                                     ------
                                     20,900
                                     ======

(7)  Deposits and Borrowed Funds

     The following summarizes deposits and borrowed funds outstanding as of the dates indicated:

                                                                                        December 31,
                                                                   -------------------------------------------------
                                                                      2001                  2000               1999
                                                                      ----                  ----               ----
                                                                             (Dollar amounts in thousands)
Deposits
    Demand                                                          $209,551           $201,904            $167,624
    NOW                                                              149,109            139,453             120,308
    Money market                                                     185,156            163,793             138,288
    Other savings                                                    155,255            143,239             158,142
    Certificates of deposit greater than $100,000                     53,123             96,159              60,666
    Other time                                                       151,197            228,755             121,036
                                                                    --------           --------            --------
        Total deposits                                              $903,391           $973,303            $766,064
                                                                    ========           ========            ========

     Maturities of time certificates of deposit as of December 31, 2001 are $179,784,000 in 2002, $12,454,000 in 2003, $2,901,000 in 2004, $5,982,000 in
2005, and $3,198,000 in 2006.

     Historically, the Company has maintained a significant level of core deposits from within its market area, serviced through its branch and ATM networks.

                                                                                   December 31,
                                                                   -------------------------------------------------
                                                                      2001               2000               1999
                                                                      ----               ----               ----
                                                                           (Dollar amounts in thousands)
Borrowed funds
    Federal Home Loan Bank                                          $384,314           $291,287            $347,963
    Other short term borrowings                                       30,735             24,520              19,346
    Subordinated debt                                                  5,000                 --                  --
                                                                    --------           --------            --------
        Total borrowed funds                                        $420,049           $315,807            $367,309
                                                                    ========           ========            ========

     The contractual maturities of borrowings from the Federal Home Loan Bank of Boston as of December 31, 2001, are $219,065,000 in 2002, $47,650,000 in 2003,
$20,645,000 in 2004, $29,410,000 in 2005, $48,866,000 in 2006, and $18,678,000
in years thereafter. These borrowings bore interest rates between 2.18% and 7.35% with a weighted average interest rate of 4.45%. The balance at October 31, 2001 of $452,257,000 was the maximum amount outstanding at any month end during 2001. These borrowings are collateralized by the Company's residential mortgage loans and securities. The Company also has an IDEAL Way Line of Credit with the Federal Home Loan Bank of Boston. The unused balance at December 31, 2001 and 2000 was $5,000,000 and at December 31, 1999 it was $12,963,000. In addition, the Company
established a line of credit in 2001 of $7,000,000 for the purchase of federal funds from SunTrust Bank. The Company may also borrow from the Federal Reserve if necessary.

     Other short-term borrowings at December 31, 2001, 2000 and 1999 consisted of a demand note payable to the U.S. Treasury of $4,709,000, $2,339,000 and $1,913,000, respectively, and securities sold subject to agreements to repurchase of $26,027,000, $22,181,000 and $17,433,000, respectively, which mature overnight. The weighted average interest rate on these borrowings was ..87% as of December 31, 2001. These borrowings are collateralized by the pledge of securities.

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

(8)  Stockholders' Equity
     The Company (on a consolidated basis) and the Bank are required to meet certain Regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. As of December 31, 2001, 2000 and 1999, the Company and the Bank met all regulatory capital requirements and satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act. Management believes that there have been no events or conditions that have affected the well-capitalized category of the Company or the Bank.

     The Company and the Bank are required to maintain a Tier 1 leverage capital ratio, Tier 1 Capital to average assets, of at least 4%. For the Bank to be considered well-capitalized, this ratio must be at least 5%. At December 31, 2001, 2000 and 1999, the Tier 1 leverage capital ratios of the Company were 7.3%, 6.7% and 6.9%, respectively, and the Bank's ratios were 7.1%, 6.6% and 6.5%, respectively. At December 31, 2001, Tier 1 capital amounts for the Company and the Bank were $109,239,000 and $107,193,000, respectively.

     Risk-based capital requirements also apply.

     Some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the statement of condition. The risk-based capital regulations assign one of four weights to assets -- 0%, 20%, 50% or 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. For the periods presented, most of the investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 2001, 2000 and 1999 the net risk-weighted assets were $1,044,191,000, $956,893,000 and $870,850,000 while the net risk-weighted assets of the Bank were $1,043,796,000, $954,143,000 and $865,438,000.

     Stockholders' equity and a portion of the reserve for loan losses can all be used to meet capital requirements. The reserve for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 2001, 2000 and 1999, respectively $12,252,000, $11,930,000 and $10,822,000 of the reserve for loan losses could be used toward risk-based capital requirements. Accordingly, at December 31, 2001, 2000 and 1999 the Bank's total capital for risk-based capital purposes was $119,445,000, $98,538,000 and $92,441,000 equal to 11.4%, 10.3% and 10.7%, respectively, of risk-weighted assets. The Company had total capital for risk-based capital purposes of $121,491,000, $101,473,000 and $98,037,000 equal to 11.6%, 10.6% and
11.3% at December 31, 2001, 2000 and 1999. This ratio is required to be at least 8%, and for the Bank to be considered well capitalized, it must be at least 10%.

     Tier 1 capital is required to be at least 4% of net risk-weighted assets. For the Bank to be considered well-capitalized, this ratio must be at least 6%. At December 31, 2001, 2000 and 1999, the Company's Tier 1 capital to net risk-weighted assets was 10.5%, 9.4% and 10.0%, respectively. The Bank's Tier 1 capital to net risk-weighted assets was 10.3%, 9.1% and 9.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

     The risk-based capital ratio focuses on broad categories of credit risk. However, the ratio does not take account of many other factors that can affect financial condition. These factors include overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies, and management's overall ability to monitor and control financial and operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take into account each of these other factors, including, in particular, the level and severity of problem and adversely classified assets. In light of these other considerations, banks generally are expected to operate above the minimum risk-based capital ratio and additional requirements may be set by bank examiners.

     In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

(9)     Acquisition of Murray & MacDonald Insurance Services, Inc.

     On May 2, 2000, the Company acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc., for a purchase price of $1,199,000. Murray & MacDonald Insurance Services, Inc. is a full service insurance agency offering property, casualty, life, accident, and health insurance products. The Agency has been in business since 1972 and has license agreements with more than thirty insurance companies. The business combination was accounted for by the purchase method. Assets acquired were $292,000 while liabilities assumed were $525,000, resulting in net liabilities assumed of $233,000. Goodwill of $1,432,000 is being amortized on a straight-line basis over a 5-year period. The Company's Consolidated Statement of Income includes the results of operations of Murray & MacDonald Insurance Services, Inc. since the date of acquisition. If the acquisition had occurred at the beginning of the period, total revenues would be $110,585,000, operating income would be $26,256,000 and net income would be $17,179,000. Earnings per share of $2.00 would remain unchanged.

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

          The acquisition was allocated as follows:

Loans                                                         $  8,490,408
Premises and equipment                                           2,330,496
Core deposit intangible                                          8,572,834
Interest receivable on loans                                        58,624
Other assets                                                         3,394
                                                                ----------
           Assets acquired                                      19,455,756
                                                                ----------

Deposits                                                        55,266,651
Interest payable on deposits and borrowings                         40,473
Other liabilities                                                   22,686
           Liabilities assumed                                  55,329,810
                                                                ----------
           Net liabilities assumed                             $35,874,054
                                                               ===========
Cash received, including cash acquired of $819,386,
 in connection with the acquisition                            $35,874,054
                                                               ===========

(11)    Provision for Income Taxes

          The provision for income taxes for the three years ended December 31, 2001, 2000 and 1999, consists of the following:

                                                                    2001               2000                1999
                                                                    ----               ----                ----
Current federal income tax                                      $10,351,436         $9,338,924       $  7,388,341
Current state income tax                                            640,953            384,316            699,922
                                                                -----------         ----------       ------------
                                                                 10,992,389          9,723,240          8,088,263
                                                                -----------         ----------       ------------

Deferred federal income tax (benefit) expense                      (294,450)          (466,070)         1,496,505
Deferred state income tax (benefit) expense                         (75,517)          (156,224)           501,622
                                                                -----------         ----------       ------------
                                                                   (369,967)          (622,294)         1,998,127
                                                                -----------         ----------       ------------
                                                                $10,622,422         $9,100,946        $10,086,390
                                                                ===========         ==========        ===========

     Deferred income tax (benefit) expense results from the recognition of income or expense items in different periods for income tax purposes than when they are accrued, such as interest earned on nonaccrual loans and the provision for loan losses.

     The following reconciles the provision for income taxes with the statutory federal income tax rate of 35%.

                                                                    2001               2000                1999
                                                                    ----               ----                ----
Tax at statutory rate                                           $10,530,394         $9,215,393       $  9,291,619
Reduction due to tax-exempt income                                 (315,117)          (314,613)          (274,945)
State taxes, net of federal tax benefit                             367,534            148,260            781,004
Other, net                                                           39,611             51,906            288,712
                                                                -----------         ----------        -----------
                                                                $10,622,422         $9,100,946        $10,086,390
                                                                ===========         ==========        ===========

At December 31, 2001, 2000 and 1999, the net deferred tax asset consisted of the following:

                                                                     2001               2000                1999
                                                                     ----               ----                ----
Future bad debt deductions                                        $5,124,360         $5,083,387          $4,666,886
Nonaccrual loan interest                                             128,490             87,049             132,057
Unfunded accrued benefits                                          1,565,471          1,463,780           1,274,509
Unearned Revenues Murray and MacDonald                               311,226            242,067                  --
Unrealized loss on securities                                             --            239,411           1,249,117
                                                                   ---------          ---------           ---------
    Gross deferred tax asset                                       7,129,547          7,115,694           7,322,569
                                                                   ---------          ---------           ---------
Unrealized gain on securities                                      2,023,956                 --                  --
Gain on sale of credit card merchant portfolio                       900,927          1,135,837           1,264,982
Mortgage servicing rights                                            565,041            469,756             513,646
Other                                                              1,020,434            997,512             886,008
                                                                   ---------          ---------           ---------
Deferred tax liability                                             4,510,358          2,603,105           2,664,636
                                                                   ---------          ---------           ---------
    Net deferred tax asset                                        $2,619,189         $4,512,589          $4,657,933
                                                                  ==========         ==========          ==========

(12)    Commitments and Contingencies

     In the normal course of business, various commitments are entered into by the Company, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. At December 31, 2001, 2000 and 1999, the Company had the following commitments outstanding:

                                                                     2001                2000              1999
                                                                     ----                ----              ----
                                                                            (Dollar amounts in thousands)
Standby letters of credit                                             $  943            $ 1,095            $ 1,627
Commitments to extend credit at fixed rates                           10,684             10,470              5,242
Other commitments to extend credit                                   190,803            172,522            152,547
                                                                     -------            -------            -------
           Total commitments                                        $202,430           $184,087           $159,416
                                                                    ========           ========           ========

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

     The Bank has entered into special termination agreements with the President and certain senior executives. The agreements generally provide for certain monthly severance payments within a two-year period following a "change in control", as defined in the agreements.

(13)     Disclosure about the Fair Value of Financial Instruments

     SFAS No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31 the estimated fair values of the Company's financial instruments were as follows:

                                                   2001                    2000                     1999
                                           -------------------     --------------------     ---------------------
                                            Carrying     Fair       Carrying      Fair       Carrying      Fair
                                             Amount      Value       Amount       Value       Amount       Value
                                             ------      -----       ------       -----       ------       -----
                                                                (Dollar amounts in thousands)

Financial assets:
  Cash and cash equivalents                $ 62,062    $ 62,062     $ 66,215    $ 66,215    $ 44,242     $ 44,242
  Securities                                463,087     463,087      450,049     450,049     486,601      486,601
  Net loans and loans held for sale         880,389     904,873      837,197     837,666     663,784      666,762
  Accrued interest receivable                 3,736       3,736        4,332       4,332       3,157        3,157
Financial liabilities:
  Deposits                                  903,391     908,247      973,303     972,811     766,064      766,189
  Borrowings from                           384,314     391,688      291,287     290,338     347,963      345,027
     Federal Home Loan Bank
  Other short-term borrowings                30,735      30,735       24,520      24,520      19,346       19,346
  Subordinated debt                           5,000       5,000           --          --          --           --
  Accrued interest payable                    2,410       2,410        4,207       4,207       3,062        3,062

     The carrying value of cash and cash equivalents, short-term borrowings and accrued interest approximate fair value because of the short maturity of these financial instruments.

     Fair values of commitments not reflected in the financial statements are not materially different from their carrying amounts because they are short term in nature and/or generally priced at variable interest rates.

     Fair values of securities are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Because no market exists for a significant portion of the Company's loans, fair value estimates were based on judgments regarding estimated future cash flows, current economic conditions, expected loss experience, risk characteristics of various kinds of loans, and other such factors. Estimated cash flows are discounted using current rates for similar loans. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, unrealized gains or losses are not expected to be realized.

     Fair values of deposits and borrowings from FHLB have been determined by applying discounted cash flow techniques at replacement market rates.

     As required by SFAS No. 107, the fair value of deposits does not include the value of the ongoing relationships with depositors, sometimes referred to as the "core deposit intangible," although it is likely that some amount would be received for this relationship on an actual sale of deposits. Similarly, the fair value of loans does not include any value assigned to customer relationships.

(14)     Earnings per Share

     The following reconciles the calculation of basic and diluted earnings per share for the three years ending December 31, 2001, 2000 and 1999:

                                                      2001
                                  ----------------------------------------------
                                     Income            Shares         Per Share
                                  (numerator)       (denominator)       Amount
                                  -----------       -------------       ------
Basic earnings per share          $19,464,417          8,613,106         $2.26
Effect of dilutive stock options           --             33,519         (0.01)
                                  -----------          ---------         -----
Diluted earnings per share        $19,464,417          8,646,625         $2.25
                                  ===========          =========         =====

                                                      2000
                                  ----------------------------------------------
                                     Income            Shares         Per Share
                                  (numerator)       (denominator)       Amount
                                  -----------       -------------       ------
Basic earnings per share          $17,228,749          8,608,048         $2.00
Effect of dilutive stock options           --              6,015            --
                                  -----------          ---------         -----
Diluted earnings per share        $17,228,749          8,614,063         $2.00
                                  ===========          =========         =====


                                                      1999
                                  ----------------------------------------------
                                     Income            Shares         Per Share
                                  (numerator)       (denominator)       Amount
                                  -----------       -------------       ------
Basic earnings per share          $16,461,093          8,876,776         $1.85
Effect of dilutive stock options           --              4,748            --
                                  -----------          ---------         -----
Diluted earnings per share        $16,461,093          8,881,524         $1.85
                                  ===========          =========         =====

(15)     Selected Quarterly Financial Data (Unaudited)

     The table below shows supplemental financial data for each quarter in 2001 and 2000.


                                                                              2001
                                                ---------------------------------------------------------------------
                                                First Quarter    Second Quarter      Third Quarter     Fourth Quarter
                                                -------------    --------------      -------------     --------------
                                                       (Dollar amounts in thousands except per share amounts)
Interest income                                   $26,069           $25,251            $23,194            $23,242
Interest expense                                   13,017            12,588             10,237              8,714
                                                 --------          --------            -------            -------
Net interest income                                13,052            12,663             12,957             14,528
Provision for loan losses                              --                --                 --                 --
Non-interest income                                 4,951             5,375              6,333              6,264
Non-interest expense                               10,677            11,462             11,521             12,398
Minority interest                                      12               (18)                 8                (25)
                                                 --------          --------            -------            -------
Income before income taxes                          7,314             6,594              7,761              8,419
Provision for income taxes                          2,484             2,208              2,749              3,182
                                                 --------          --------            -------            -------
Net income                                       $  4,830          $  4,386            $ 5,012            $ 5,237
                                                 ========          ========            =======            =======
Average shares outstanding                      8,608,048         8,608,048          8,615,738          8,620,423
Net income per share - basic                        $0.56             $0.51              $0.58              $0.61
Cash dividends declared per share                   $0.18             $0.18              $0.18              $0.18

                                                                              2000
                                                ---------------------------------------------------------------------
                                                First Quarter    Second Quarter      Third Quarter     Fourth Quarter
                                                -------------    --------------      -------------     --------------
                                                    (Dollar amounts in thousands except per share amounts)

Interest income                                   $22,025           $22,519            $24,342            $25,083
Interest expense                                   10,709            11,077             11,536             12,301
                                                 --------          --------            -------            -------
Net interest income                                11,316            11,442             12,806             12,782
Provision for loan losses                              --                --                 --                 --
Non-interest income                                 3,580             4,449              3,989              4,192
Non-interest expense                                8,683             9,269             10,235             10,094
Minority interest                                      --               (10)                (7)               (37)
                                                 --------          --------            -------            -------
Income before income taxes                          6,213             6,632              6,567              6,917
Provision for income taxes                          2,112             2,279              2,200              2,510
                                                 --------          --------            -------            -------
Net income                                       $  4,101          $  4,353           $  4,367           $  4,407
                                                 ========          ========           ========           ========
Average shares outstanding                      8,608,048         8,608,048          8,608,048          8,608,048
Net income per share - basic                        $0.48             $0.50              $0.51              $0.51
Cash dividends declared per share                   $0.16             $0.16              $0.16              $0.16

     Due to the seasonal nature of the economy in the Company's market area, demand deposits and business activity follow a somewhat seasonal cycle with their low point ordinarily being reached in February and their high point in August. As a result of this cycle, operating income has usually been at its high during the third quarter each year.

(16) Parent Company Financial Information

     Condensed financial information for CCBT Financial Companies, Inc. is as follows:

                             STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                   ---------------------------------------------------
                                                                     2001                   2000             1999
                                                                     ----                   ----             ----
   ASSETS                                                                  (Dollar amounts in thousands)
   Cash in subsidiary                                              $         28        $       50        $          2
   Short term interest-bearing deposits                                   1,900               218                  40
   Securities                                                                15             2,468               5,288
   Investment in subsidiaries                                           118,275            95,824              80,065
   Other assets                                                             305               169                 255
                                                                       --------           -------             -------
           Total assets                                                $120,523           $98,729             $85,650
                                                                       ========           =======             =======
   LIABILITIES
   Subordinated debt                                                 $    5,155        $       --          $      --
   Other liabilities                                                         52                --                 --
                                                                       --------           -------             -------
           Total liabilities                                         $    5,207        $       --          $      --
                                                                       --------           -------             -------
   STOCKHOLDERS' EQUITY
   Stockholders' equity                                                $115,316           $98,729            $85,650
                                                                       --------           -------             -------
           Total stockholders' equity                                  $115,316           $98,729            $85,650
                                                                       --------           -------             -------

           Total liabilities and stockholders' equity                  $120,523           $98,729            $85,650
                                                                       ========           =======            =======


                                                         STATEMENTS OF INCOME
                                                   For the Years Ended December 31,

                                                                           2001              2000                1999
                                                                           ----              ----                ----
                                                                                 (Dollar amounts in thousands)
   Interest income                                                   $       83         $     182           $     147
   Interest expense                                                         148                --                 --
                                                                         ------            ------               -----
   Net interest income (expense)                                            (65)              182                 147
   Operating income                                                         298                --                  --
   Operating expenses                                                       196               293                 360
                                                                         ------            ------               -----
                Income (loss) before taxes, dividends and
                    undistributed income from subsidiaries                   37              (111)               (213)
   Applicable income taxes                                                   13               (26)                (55)
   Dividends from subsidiary                                              2,100             5,700              10,600
   Undistributed income from subsidiaries                                17,340            11,614               6,019
                                                                         ------            ------               -----
              Net Income                                                $19,464           $17,229             $16,461
                                                                        =======           =======             =======


                             STATEMENTS OF CASH FLOW
                        For the Years Ended December 31,
                                                                         2001          2000               1999
                                                                         ----          ----               ----
                                                                              (Dollar amounts in thousands)
Cash flows from operating activities
 Net income                                                           $  19,464         $ 17,229              $16,461
 Adjustments to reconcile net income to net cash
             provided by operating activities:
    Gain on sale of securities                                             (298)              --                   --
    Undistributed income from subsidiaries                              (17,340)         (11,614)              (6,019)
    Other, net                                                              (86)              80                  874
                                                                        -------          -------               ------
Net cash provided by operating activities                                 1,740            5,695               11,316
                                                                        -------          -------               ------

Cash flows from investing activities
    Purchase of securities                                                  (15)          (1,623)             (12,515)
   Sales, maturities and repayments of securities                         2,765            4,463                7,356
   Investment in subsidiaries                                            (1,966)          (2,800)                  --
                                                                        -------          -------               ------
   Net cash provided (used) by investing activities                         784               40               (5,159)
                                                                        -------          -------               ------

Cash flows from financing activities
   Proceeds from issuance of long term debt                               5,155               --                   --
   Contribution to capital by subsidiaries                                   --               --                5,000
   Proceeds from issuance of common stock                                   181               --                   --
   Purchase of treasury stock                                                --               --               (7,400)
   Cash dividends paid to stockholders                                   (6,200)          (5,509)              (3,715)
                                                                        -------          -------               ------
 Net cash used by financing activities                                     (864)          (5,509)              (6,115)
                                                                        -------          -------               ------

 Net increase in cash and cash equivalents                                1,660              226                   42
Cash and cash equivalents at beginning of year                              268               42                   --
                                                                        -------          -------               ------
Cash and cash equivalents at end of year                                 $1,928          $   268              $    42
                                                                         ======          =======              =======


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On May 17, 2001, the accounting firm Grant Thornton LLP was dismissed by the Company's Audit Committee and the accounting firm Wolf & Company, P.C. was hired to replace them. The financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were the opinions qualified as to uncertainty, audit scope or accounting principles. During the past two years and the subsequent interim period preceding the dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. . There were no disagreements with Accountants on accounting and financial disclosures as defined by Item 304 of Regulation S-K.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     With the exception of certain information regarding the executive officers of the Company and the Bank which is contained in Item 1 of Part 1 to this Form 10-K under the caption "Executive Officers of the Registrant," the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on April 25, 2002, filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

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

Item 13.   Certain Relationships and Related Transactions.

     The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to Directors and Officers at December 31, 2001, 2000 and 1999, was $4,895,000, $5,885,000 and $5,552,000 respectively. During 2001,
$2,666,000 in new loans were made to Directors and Officers and there were $3,656,000 in repayments.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) See "Financial Statements Index" on page 19 of this Form 10-K.

     (2) Schedules other than those listed in the Financial Statements Index have been omitted since they either are not required or the information required is included in the financial statements or the notes thereto.

     (3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Form 10-K.

         Exhibit  Description
         -------  -----------

     2.1 Plan of Reorganization and Acquisition dated as of October 8, 1998 between the Company and the Bank (Incorporated by reference to Exhibit
          2.1 to the Company's Report on Form 8-K filed with the SEC on February 11,1999)

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

     4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1999)

     10.1 Amended and Restated Special Termination Agreement with Stephen B. Lawson. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 1998)

     10.2 Amended and Restated Special Termination Agreement with Noal D. Reid. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1998)

     10.3 Amended and Restated Special Termination Agreement with Larry K. Squire. (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1998)

     10.4 Change of Control Agreement with Robert T. Boon. (Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001 that was filed with the SEC on May 15, 2001)

     10.5 Amended and Restated Change of Control Agreement with Robert R. Prall. (Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2001 that was filed with the SEC on May 15,
          2001)

     10.6 CCBT Financial Companies, Inc. Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on February 18, 1999)

     10.7 Cape Cod Bank and Trust Company Employee Stock Ownership and Plan and Trust, as amended

     21.1 Subsidiaries of the Company -- The Company has two subsidiaries, Cape Cod Bank and Trust Company, N.A., a federally-chartered commercial bank and CCBT Statutory Trust I. Cape Cod Bank and Trust Company, N.A., has eight subsidiaries: CCBT Securities Corp. which is a securities corporation; CCB&T Brokerage Direct, Inc., an investment broker/dealer; CCBT Preferred Corp., a real estate investment trust; TBM Development Corp., RAFS Ltd. Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd. Partnership, which are all inactive; and a 51% ownership interest in Murray & MacDonald Insurance Services, Inc., an insurance agency.

     23.1 Consents of Wolf & Company, P.C. and Grant Thornton LLP (Filed herewith)

         (b)      Reports on Form 8-K:
                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CCBT FINANCIAL COMPANIES, INC.
             -------------------------------


By (Signature and Title)* /s/ STEPHEN B. LAWSON.
                         ---------------------------------------
                          President and Chief Executive Officer

Date  March 21, 2002
      --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)*/s/ NOAL D. REID, Treasurer and Chief Financial Officer
                         -------------------------------------------------------

Date March 21, 2002
     --------------

                      SIGNATURES OF THE BOARD OF DIRECTORS



/s/ STEPHEN B. LAWSON                      /s/ GEORGE D. DENMARK
---------------------                      ---------------------
    Stephen B. Lawson                          George D. Denmark

/s/ JOHN OTIS DREW                          /s/ JOHN F. AYLMER
------------------                          ------------------
    John Otis Drew, Chairman                    John F. Aylmer

/s/ DANIEL A. WOLF
------------------
Daniel A. Wolf

Date  March 21, 2002
     ---------------