Form 10-Q
period 2002-03-31
CCBT FINANCIAL COMPANIES INC
filed 2002-05-15
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2002


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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) : [X] Yes [ ] No


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,630,173 shares of common stock outstanding as of May 13, 2002.


TABLE OF CONTENTS
-----------------


Section             Description                                                 Page No.
-------             -----------                                                 --------

PART I              FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition                  3
                             March 31, 2002 and December 31, 2001

                    Consolidated Statements of Income                               4
                             Three Months Ended March 31, 2002 and 2001

                    Consolidated Statements of Cash Flows                           5
                             Three Months Ended March 31, 2002 and 2001

                    Consolidated Statements of Comprehensive Income                 6
                             Three Months Ended March 31, 2002 and 2001

                    Consolidated Statements of Changes in Stockholders' Equity      6
                             Three Months Ended March 31, 2002 and 2001

                    Notes to Consolidated Financial Statements                      7

         Item 2.    Management's Discussion and Analysis of Financial Condition     7-15
                             and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk      16

PART II             OTHER INFORMATION

         Item 1.    Legal Proceedings                                               16

         Item 2.    Changes in Securities and Use of Proceeds                       16

         Item 3.    Defaults upon Senior Securities                                 16

         Item 4.    Submission of Matters to a Vote of Security Holders             16

         Item 5.    Other Information                                               16

         Item 6.    Exhibits and Reports on Form 8-K                                16

                    SIGNATURES                                                      17


PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                       March  31,          December 31,
                                                                         2002                 2001
                                                                         ----                 ----
                                                                                (Unaudited)
 ASSETS
 Cash and due from banks                                           $    68,490,925       $    51,204,747
 Short term interest-bearing deposits                                   14,526,891            10,857,540
 Securities available for sale at fair value                           385,751,120           438,349,833
 Federal Home Loan Bank stock, at cost                                  23,502,600            23,502,600
 Federal Reserve Bank stock, at cost                                     1,235,050             1,235,050
 Total loans                                                           882,131,830           884,291,338
 Less:  Allowance for loan losses                                      (12,336,034)          (12,251,907)
                                                                   ---------------       ---------------
        Net loans                                                      869,795,796           872,039,431
                                                                   ---------------       ---------------
 Loans held for sale                                                     5,058,188             8,349,342
 Premises and equipment                                                 18,794,166            18,496,280
 Deferred tax assets                                                     3,781,457             2,619,189
 Accrued interest receivable on securities                               2,107,237             2,632,117
 Interest receivable on loans                                            3,789,879             3,736,071
 Intangibles                                                             7,647,837             7,972,088
 Other assets                                                           12,155,882            13,672,642
                                                                   ---------------       ---------------
         Total assets                                              $ 1,416,637,028       $ 1,454,666,930
                                                                   ===============       ===============

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits                                                     $   908,082,290       $   903,390,528
      Borrowings from the Federal Home Loan Bank                       327,244,404           384,314,318
      Other short-term borrowings                                       18,096,082            30,735,238
      Subordinated debt                                                  5,000,000             5,000,000
      Current taxes payable                                              3,793,218             2,064,060
      Interest payable on deposits and borrowings                        1,861,245             2,410,159
      Post retirement benefits payable                                   3,387,865             3,293,458
      Employee profit sharing retirement and bonuses payable               842,053             4,214,186
      Due to broker securities settlement account                       27,458,338                    --
      Other liabilities                                                  3,532,771             3,925,378
                                                                   ---------------       ---------------
              Total liabilities                                      1,299,298,266         1,339,347,325
                                                                   ---------------       ---------------

     Minority interest                                                          (4)                3,602
                                                                   ---------------       ---------------
       Commitments and contingencies
       Stockholders' equity
              Common stock, $1.00 par value:
              Authorized: 12,000,000 shares
              Issued: 9,061,064                                          9,061,064             9,061,064
              Surplus                                                   27,473,713            27,473,395
             Undivided profits                                          86,566,152            83,156,834
             Treasury stock, at cost (433,266 shares) in 2002
                                      440,641 shares) in 2001           (7,077,029)           (7,197,493)
      Accumulated other comprehensive income                             1,314,866             2,822,203
                                                                   ---------------       ---------------
              Total stockholders' equity                               117,338,766           115,316,003
                                                                   ---------------       ---------------
              Total liabilities and stockholders' equity           $ 1,416,637,028       $ 1,454,666,930
                                                                   ===============       ===============




  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                        CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,

                                                                        2002               2001
                                                                        ----               ----
                                                                              (Unaudited)
INTEREST & DIVIDEND INCOME
     Interest and fees on loans                                      $14,154,462        $17,134,782
     Interest on short term interest-bearing deposits                     78,029            188,534
     Interest on federal funds sold                                          948                827
     Taxable interest income on securities                             4,539,605          8,089,562
     Tax-exempt interest income on securities                            184,750            236,997
     Dividends on securities                                             238,813            417,942
                                                                     -----------        -----------
          Total interest & dividend income                            19,196,607         26,068,644
                                                                     -----------        -----------
   INTEREST EXPENSE
     Interest on deposits                                              3,337,490          7,773,716
     Interest on borrowings from the Federal Home Loan Bank            3,717,226          4,966,384
     Interest on other short-term borrowings                              58,899            277,084
     Interest on subordinated debt                                        71,955                 --
                                                                     -----------        -----------
          Total interest expense                                       7,185,570         13,017,184
                                                                     -----------        -----------
   Net interest income                                                12,011,037         13,051,460
   Provision for loan losses                                                  --                 --
                                                                     -----------        -----------
   Net interest income after provision for loan losses                12,011,037         13,051,460
                                                                     -----------        -----------
   NON-INTEREST INCOME
     Financial advisor fees                                            1,720,190          1,760,363
     Deposit account service charges                                     558,556            501,746
     Branch banking fees                                                 746,860            717,396
     Electronic banking fees                                             520,409            408,259
     Loan servicing and other loan fees (costs)                          (53,563)            59,672
     Brokerage fees and commissions                                      362,338            272,530
     Net gain on sales of securities                                   1,678,815            460,494
     Net gain on sales of loans                                          576,060            141,631
     Insurance commissions                                               426,128            397,693
     Gain on sale of credit card merchant portfolio                       52,935             74,089
     Other income                                                        119,859            122,036
                                                                     -----------        -----------
          Total non-interest income                                    6,708,587          4,915,909
                                                                     -----------        -----------
   NON-INTEREST EXPENSE
     Salaries                                                          4,082,985          3,944,538
     Employee benefits                                                 2,055,256          1,861,198
     Buildings and equipment                                           1,464,079          1,329,847
     Data processing                                                     655,350            777,720
     Accounting and legal fees                                           224,831            214,678
     Other outside services                                              552,781            509,188
     Amortization of intangibles                                         324,251            395,833
     Delivery and communications                                         576,968            524,491
     Directors' fees                                                      85,800             85,800
     Marketing and advertising                                           310,141            348,252
     Printing and supplies                                               172,084            137,375
     Insurance                                                           143,424            137,470
     All other expenses                                                  525,859            375,284
                                                                     -----------        -----------
          Total non-interest expense                                  11,173,809         10,641,674
                                                                     -----------        -----------
     Minority Interest                                                    (3,606)            12,169
                                                                     -----------        -----------
     Net income before taxes                                           7,549,421          7,313,526
     Applicable income taxes                                           2,502,223          2,483,542
                                                                     -----------        -----------
     Net income                                                      $ 5,047,198        $ 4,829,984
                                                                     -----------        -----------
     Average shares outstanding - basic                                8,622,102          8,608,048
     Average shares outstanding - diluted                              8,657,417          8,639,583
   Basic earnings per share                                                $0.59              $0.56
   Diluted earnings per share                                              $0.58              $0.56
   Cash dividends declared                                                 $0.19              $0.18


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)



                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Three Months Ended March 31,

                                                                                                 2002               2001
                                                                                                 ----               ----
                                                                                                       (Unaudited)
                                                                                                       -----------
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                                  $   5,047,198     $   4,829,984
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                                               1,047,334         1,069,120
    Net amortization (accretion) of securities                                                  4,272,932        (2,569,861)
    Amortization of net deferred loan costs                                                       340,542           263,910
    Net gain on sales of securities                                                            (1,678,815)         (460,494)
    Net gain on sale of loans                                                                    (576,060)         (141,631)
Net change in:
    Proceeds from sales (originations) of loans held for sale, net                              3,867,214          (255,073)
    Accrued interest receivable                                                                  (471,072)         (176,652)
    Accrued expenses and other liabilities                                                     (4,212,717)       (1,972,311)
    Other, net                                                                                  5,122,621         2,536,819
                                                                                             ------------      ------------
Net cash provided by operating activities                                                      12,759,177         3,123,811
                                                                                             ------------      ------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES
    Net decrease (increase) in loans                                                            2,584,177       (30,615,864)
    Maturities of available-for-sale securities                                               182,254,774        81,579,045
    Purchase of available-for-sale securities                                                (134,148,893)     (160,730,569)
    Sales of available-for-sale securities                                                     25,061,669        19,399,620

    Purchases of premises and equipment                                                        (1,020,968)       (1,478,813)
                                                                                             ------------      ------------
Net cash provided (used) by investing activities                                               74,730,759       (91,846,581)
                                                                                             ------------      ------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net increase (decrease)  in deposits                                                        4,691,762       (18,370,045)
    Advances of borrowings from the Federal Home Loan Bank                                    367,393,508       472,121,000
    Repayments of borrowings from the Federal Home Loan Bank                                 (424,463,423)     (369,936,411)
    Net decrease in other short-term borrowings                                               (12,639,156)         (249,718)
    Purchase of treasury stock                                                                         --                --
    Issuance of common stock under stock option plan                                              120,782                --
    Cash dividends paid on common stock                                                        (1,637,880)       (1,549,449)
                                                                                             ------------      ------------
Net cash provided (used) by financing activities                                              (66,534,407)       82,015,377
                                                                                             ------------      ------------
Net increase (decrease) in cash and cash equivalents                                           20,955,529        (6,707,393)
Cash and cash equivalents at beginning of year                                                 62,062,287        66,215,030
                                                                                             ------------      ------------
Cash and cash equivalents at end of period                                                   $ 83,017,816      $ 59,507,637
                                                                                             ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                                                  $  7,729,372     $ 12,375,792
    Income taxes                                                                                   766,630        1,429,819
Non-cash transactions:
    Unsettled trades                                                                          $ 27,451,808     $    513,645
    Additions to property from defaulted loans                                                          --               --
    Loans to finance OREO property                                                                      --               --



  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)



                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               For the Three Months Ended March 31,

                                                                     2002                     2001
                                                                     ----                     ----
                                                                              (Unaudited)
Net income                                                         $5,047,198             $4,829,984
                                                                   ----------             ----------
Unrealized holding (losses) gains on securities available for        (941,224)             3,691,604
    sale
Reclassification of gains on securities realized in income         (1,678,815)              (460,494)
                                                                   ----------             ----------
Net unrealized (losses) gains                                      (2,620,039)             3,231,110
Related tax effect                                                  1,112,702             (1,337,305)
                                                                   ----------             ----------
Net other comprehensive (loss)  income                             (1,507,337)             1,893,805
                                                                   ----------              ---------
Comprehensive income                                               $3,539,861             $6,723,789
                                                                   ==========             ==========


                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          For the Three Months Ended March 31,


                                                           2002                2001
                                                           ----                ----
                                                                 (Unaudited)
COMMON STOCK
Balance, beginning of quarter                         $   9,061,064       $   9,061,064
                                                      -------------       -------------

Balance, March 31                                         9,061,064           9,061,064
                                                      -------------       -------------

SURPLUS
Balance, beginning of quarter                            27,473,395          27,494,890
Issuance of common stock under stock option plan                318                  --
                                                      -------------       -------------

Balance, March 31                                        27,473,713          27,494,890
                                                      -------------       -------------

UNDIVIDED PROFITS
Balance, beginning of quarter                            83,156,834          69,896,759
Net income                                                5,047,198           4,829,984
Cash dividends declared                                  (1,637,880)         (1,549,449)
                                                      -------------       -------------
Balance, March 31                                        86,566,152          73,177,294
                                                      -------------       -------------
TREASURY STOCK
Balance, beginning of quarter                            (7,197,493)         (7,399,628)
Issuance of common stock under stock option plan
                                                            120,464                  --
                                                      -------------       -------------
Balance, March 31                                        (7,077,029)         (7,399,628)
                                                      -------------       -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of quarter                             2,822,203            (324,307)
Net other comprehensive (loss) income                    (1,507,337)          1,893,805
                                                      -------------       -------------
Balance, March 31                                         1,314,866           1,569,498
                                                      -------------       -------------
TOTAL STOCKHOLDERS' EQUITY, END OF QUARTER            $ 117,338,766       $ 103,903,118
                                                      =============       =============

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three months ended March 31, 2002 and 2001 (Unaudited)
Business

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the March 31, 2001 financial statements to conform to the 2002 presentation . In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31,2001.

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

         CCBT Financial Companies, Inc. is a bank holding company. Its main operating subsidiary, Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered in Barnstable County. It offers a wide range of commercial banking services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail, wholesale, and manufacturing businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population contributes to seasonal deposit growth.



             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


                                                                       Net Interest Income, Net Interest Margin
                                                                               Quarters Ended March 31,
                                                  ---------------------------------------------------------------------------
                                                                  2002                                   2001
                                                  -------------------------------------    ----------------------------------
                                                     Average                 Average        Average                 Average
                                                     Balance     Interest     Yield         Balance    Interest      Yield
                                                  -------------------------------------    ----------------------------------
                                                                          (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities               $ 17,672      $ 234       5.30%         $ 37,450      $ 700       7.48%
           CMOs                                      158,828      2,007       5.06%          177,802      3,432       7.72%
           U.S. Government agencies                   17,607        200       4.53%           22,291        358       6.51%
           State and municipal obligations            23,499        185       4.09%           22,118        251       5.98%
           Other securities                          247,217      2,416       3.96%          246,053      4,193       6.91%
                                                   ---------     ------                    ---------     ------
                     Total securities                464,823      5,042       4.42%          505,714      8,934       7.18%
                                                   ---------     ------                    ---------     ------
Loans:
           Commercial                                 85,779      1,233       5.75%           80,275      1,821       9.20%
           Commercial construction                    53,122        693       5.22%           42,139        925       8.90%
           Residential construction                   43,986        599       5.44%           49,522        772       6.24%
           Commercial mortgages                      264,530      5,055       7.64%          236,536      5,409       9.27%
           Industrial revenue bonds                    1,135         16       7.90%            1,565         32      11.68%
           Residential mortgages                     371,009      5,693       6.14%          400,472      7,095       7.09%
           Home equity                                54,880        683       5.04%           37,971        863       9.22%
           Consumer                                    7,016        183      11.42%            8,522        218      10.23%
                                                   ---------     ------                    ---------     ------
                   Total loans                       881,457     14,155       6.43%          857,002     17,135       8.06%
                                                   ---------     ------                    ---------     ------
                   Total earning assets            1,346,280     19,197       5.74%        1,362,716     26,069       7.74%
                                                   ---------     ------                    ---------     ------

Cash and due from banks                               38,726                                  36,813
Non-earning assets                                    31,131                                  30,964
                                                  ----------                              ----------
                   Total assets                   $1,416,137                              $1,430,493
                                                  ==========                              ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                            $ 146,518        168       0.47%        $ 132,395        226       0.69%
           Regular savings                            75,736        213       1.14%           64,924        286       1.79%
           Money Market accounts                     271,633      1,215       1.81%          240,044      2,198       3.71%
           Certificates of Deposit of                 48,335
               $100,000 or more                                     390       3.28%          122,486      1,904       6.30%
           Other time deposits                       146,247      1,351       3.75%          203,340      3,160       6.30%
                                                   ---------     ------                    ---------     ------
                   Total interest bearing deposits   688,469      3,337       1.97%         763,189       7,774       4.13%
                                                   ---------     ------                    ---------     ------
Borrowings:
           Federal Home Loan Bank                    370,915      3,718       4.07%          344,518      4,966       5.85%
           Other short-term borrowings                26,781         59       0.89%           25,930        277       4.33%
           Subordinated debt                           5,000         72       5.84%               --         --
                                                   ---------     ------                    ---------     ------
                     Total borrowings                402,696      3,849       3.88%          370,448      5,243       5.74%
                                                   ---------     ------                    ---------     ------

                     Total interest-bearing        1,091,165      7,186       2.67%        1,133,637     13,017       4.66%
                        liabilities                              ------                                  ------


Demand deposits                                      199,400                                 188,873
Non-interest bearing liabilities                      10,471                                  10,267
Stockholders' equity                                 115,101                                  97,716
                                                  ----------                              ----------
                     Total liabilities & equity   $1,416,137                              $1,430,493
                                                  ==========                              ==========

Net interest income/spread                                      $12,011       3.07%                     $13,052       3.08%
                                                                =======                                 =======
Net interest margin (NII/Avg. Earning Assets)                                 3.62%                                   3.88%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Source and Use of  Funds

         On average, borrowings from the Federal Home Loan Bank during the first quarter of 2002 were higher by $26,397,000 or 7.7% than in the first quarter of 2001. Additional funds were raised by the issuance of $5 million of Trust Preferred Securities during the third quarter of 2001 by CCBT Statutory Trust I, a subsidiary of the Company. In contrast, average interest bearing deposits declined by $74,720,000 or 9.8% during the first quarter of 2002 when compared to the same period in the prior year. This decline can be attributed to time Certficates of Deposit which decreased by $131,243,000 or 40.3% as a result of the maturity of a significant amount of one year Certificates of Deposit during the third quarter of 2001 and the reduction of interest rates being offered on these products. Partially offsetting the decrease in time deposits were increases in Money Market accounts of $31,589,000 or 13.2%, NOW accounts up $14,123,000 or 10.7%, and Regular Savings up $10,812,000 or 16.7%. Average
non-interest bearing demand deposits also increased 5.6% or $10,527,000 for the first quarter of 2002 as compared to 2001.

         When compared to the first three months of 2001, average loans were higher in 2002 by 2.9% or $24,455,000. On average, Commercial Construction and mortgage loans grew by 14.0% or $38,977,000 while Residential Construction and mortgage loans declined by $34,999,000 or 7.8% as a result of sales of Residential Mortgages. During the first quarter of 2002 as compared to 2001, Commercial Loans increased $5,504,000 or 6.9% on average and Home Equity loans, on average, increased $16,909,000 or 44.5% as a result of lower rates on this prime-based product. When compared to the first quarter of 2001, average securities were lower in the first quarter of 2002 by $40,891,000 or 8.1% with significant declines occurring in Mortgage-backed Securities, down $19,778,000 or 52.8%, and CMOs, down $18,974,000 or 10.7% due to prepayments on these securities as a result of the impact of declining interest rates.

Net interest income

         Net interest income was $12.0 million for the three months ended March 31, 2002 as compared to $13.1 million for the same period in 2001, a decline of 8.4%. The spread and net interest margin ratios were 3.07% and 3.62%, respectively, for the three months ended March 31, 2002 as compared to 3.08% and 3.88%, respectively, for the comparable 2001 period. These results reflect the significant decline in interest rates over the last year. The Company is negatively impacted by the current low interest rate environment since a high percentage of the Company's deposits are not subject to repricing.

Provision for loan losses

         Recoveries on loans previously charged off exceeded charge-offs during the three months ended March 31, 2002 by $84,000. Management's assessment of the risks in the loan portfolio at March 31, 2002 as well as the Company's recent loss experiene, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the first quarter of 2002. The allowance for loan losses was 1.40% and 1.38% of total loans at March 31, 2002 and 2001, respectively.

Non-interest Income and Expense

         Non-interest income totaled $6,709,000 for the three months ended March 31, 2002, an increase of 36.5% compared to the 4,916,000 earned during the same period in 2001. Net gain on sales of securities contributed $1,219,000 to this increase while net gains on sales of loans increased $434,000.

         During the first quarter of 2002, non-interest expenses totaled $11,174,000, an increase of 5.0% or $532,000 over the $10,642,000 expended during the comparable period in 2001. Salaries increased by $138,000 or 3.5% while employee benefits increased by $194,000 or 10.4%. Increases in building and equipment expense of $134,000 or 10.1% can be attributed to costs associated with the opening of two new financial service offices in March 2002 as well as amortizaton expense of computer software.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

         Applicable State and Federal income tax expense was $2,502,000 for the quarter ended March 31, 2002 and $2,484,000 for the same quarter in 2001. The combined effective State and Federal tax rate was 33% and 34% of pretax net income for the first quarter of 2002 and 2001, respectively.

Net income

         Consolidated net income was $5,047,198 representing earnings per basic share of $0.59 for the three months ended March 31, 2002 as compared to $4,829,984 or $0.56 per share for the comparable three months ended March 31, 2001. Annualized returns on average assets and average equity were 1.43% and 17.54%, respectively, for the three months ended March 31, 2002 as compared to 1.35% and 19.77%, respectively, for the three months ended March 31, 2001.


               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

         The Company had $1.42 billion consolidated total assets, $908.1 million deposits and $117.3 million stockholders' equity at March 31, 2002. Its capital to assets ratio was 8.28%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2001, gross loans decreased $2.2 million or ..24%, deposits increased $4.7 million or .52% and borrowed funds decreased $69.7 million or 16.8%.

Securities

         The adjusted cost and estimated market values of securities which the Company classified as available for sale at March 31, 2002 and December 31, 2001 were as follows:


                                                                                 March 31, 2002
                                                    -------------------------------------------------------------------
                                                                             Gross            Gross         Estimated
                                                      Amortized           Unrealized       Unrealized          Fair
                                                         Cost                Gains           Losses           Value
                                                         ----                -----           ------           -----
                                                                         (Dollar amounts in thousands)
U.S. Government agency CMOs                             $60,123             $1,049             $568          $ 60,604
Other U.S. Government agency obligations                 21,732                 47              214            21,565
Other collateralized mortgage obligations                49,561              1,092              366            50,287
State and municipal obligations                          14,144                 --               --            14,144
Other debt securities                                   237,964              2,166              979           239,151
                                                       --------              -----           ------          --------
    Totals                                             $383,524             $4,354           $2,127          $385,751
                                                       ========             ======           ======          ========

                                                                              December 31, 2001
                                                    -------------------------------------------------------------------
                                                                             Gross            Gross         Estimated
                                                      Amortized           Unrealized       Unrealized          Fair
                                                         Cost                Gains           Losses           Value
                                                         ----                -----           ------           -----
                                                                         (Dollar amounts in thousands)
U.S. Government agency CMOs                            $116,949             $2,362             $921          $118,390
Other U.S. Government agency obligations                 14,254                158               48            14,364
Other collateralized mortgage obligations                66,356              1,720              289            67,787
State and municipal obligations                          24,114                 --               --            24,114
Other debt securities                                   211,831              2,672              808           213,695
                                                       --------              -----           ------          --------
    Totals                                             $433,504             $6,912           $2,066          $438,350
                                                       ========             ======           ======          ========

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

         Securities available for sale decreased $52.6 million, from $438.3 million at December 31, 2001 to $385.8 million at March 31, 2002. Net gains from security sales were $1.7 million during the quarter ended March 31, 2002 compared to $460 thousand during the same period in 2001.

Loans
The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                        March 31, 2002   December 31, 2001
                                        --------------   -----------------
Mortgage loans on real estate
    Residential                           $ 362,391         $ 376,504
    Commercial                              265,467           264,934
    Construction                            100,742            95,186
    Equity lines of credit                   56,585            53,336
Other loans
    Commercial                               89,154            84,947
    Industrial revenue bonds                  1,111             1,163
    Consumer                                  6,682             8,221
                                          ---------         ---------
          Total loans                       882,132           884,291
    Less: Allowance for loan losses         (12,336)          (12,252)
                                          ---------         ---------
          Total portfolio loans, net      $ 869,796         $ 872,039
                                          =========         =========

Loans held for sale                       $   5,058         $   8,349
                                          =========         =========


         As shown in the table above, total loans decreased $2.2 million or .24% to $882.1 million at March 31, 2002 as compared to December 31, 2001, with balanced growth between commercial and commercial construction mortgage loans, up $4.2 and $5.6 million, respectively. New residential mortgage originations of $36.3 million fixed rate and $37.8 million adjustable rate were achieved in the first quarter 2002. During the same period, the Company sold $53.4 million residential mortgages, producing net gains of $653 thousand.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Non performing assets and loan loss experience

         As shown in the following table non-performing assets were $3.3 million or .23% of total assets at March 31, 2002 compared to $3.3 million or .23% of total assets at December 31, 2001. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.


                                                                March 31,       December 31,
                                                                  2002              2001
                                                                  ----              ----
                                                              (Dollar amounts in thousands)
     Nonaccrual loans                                            $1,815            $1,802
     Loans past due 90 days or more and still accruing               --                --
     Property from defaulted loans                                1,500             1,500
                                                                 ------            ------
     Total non-performing assets                                 $3,315            $3,302
                                                                 ======            ======
     Restructured troubled debt performing in accordance
         With amended terms, not included above                  $  223            $  224
                                                                 ======            ======



The following is a summary of the activity in the allowance for loan losses for the indicated periods:


                                                              Three Months Ended March 31,
                                                                 2002              2001
                                                                 ----              ----
                                                              (Dollar amounts in thousands)
     Balance, beginning of period                               $12,252           $12,154
     Provision for loan losses                                       --                --
     Charge-offs                                                    (27)              (98)
     Recoveries on loans previously charged off                     111                85
                                                                -------           -------
     Balance, end of  period                                    $12,336           $12,141
                                                                =======           =======



         Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the reserve for loan losses were unnecessary in 2002, notwithstanding the growth in the loan portfolio. The reserve represented 1.40% of total loans at March 31, 2002, 1.39% at December 31, 2001, and 1.38% at March 31, 2001. Although management believes that upon review of loan quality and payment statistics, the reserve is adequate to cover losses likely to result from loans in the current portfolio at March 31, 2002, there can be no assurance that the reserve is adequate or that additional provisions might not become necessary.

         The Company had outstanding commitments to originate new residential and commercial mortgages of $15.2 million at March 31, 2002 and $40.3 million at December 31, 2001 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                March 31, 2002             December 31,  2001
                                --------------             ------------------
                                         (Dollar amounts in thousands)
Commercial loans
    Dealer floor plan               $  6,693                     $  9,997
    Lines of credit                   48,904                       45,469
    Other                              3,450                        4,845
Commercial mortgages
    Construction                      38,800                       25,685
    Other                             17,387                       10,346
Residential mortgages
     Home equity                      65,449                       61,891
Consumer loans
     Lines of credit                   3,071                        2,969
                                    --------                     --------
            Total                   $183,754                     $161,202
                                    ========                     ========



Deposits

The following table is a summary of deposits outstanding as of the dates indicated:


                                                   March 31, 2002  December 31, 2001
                                                   --------------  -----------------
Deposits
    Demand                                           $204,748         $209,551
    NOW                                               156,503          149,109
    Money market                                      195,449          185,156
    Other savings                                     161,963          155,255
    Certificates of deposit greater than $100,000      46,206           53,123
    Other time                                        143,213          151,197
                                                     --------         --------

        Total deposits                               $908,082         $903,391
                                                     ========         ========



         Reflecting somewhat the seasonal nature of Cape Cod economy as discussed in "Liquidity" on page 15 herein, total deposits at March 31, 2002 are $4.7 million or .52% higher than total deposits at December 31, 2001. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

         Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At March 31, 2002, borrowed funds totaled $350.3 million, down 16.6% or $69.7 million compared to borrowed funds at December 31, 2001. This decrease offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth.

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

Stockholders' Equity
         The Company's capital to assets ratio was 8.28% at March 31, 2002 compared to 7.93% at December 31, 2001.

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of March 31, 2002.



                                                     Minimum            March 31, 2002
                                                   Regulatory     --------------------------
                                                   Guidelines       Company           Bank
                                                   -----------------------------------------
     Tier 1 leverage capital                          4.00%           8.01%           7.98%
     Tier 1 capital to risk-weighted assets           4.00%          12.27%          12.22%
     Total capital to risk-weighted assets            8.00%          13.52%          13.47%


         The Company's book value at March 31, 2002 was $13.60 per share compared to $13.38 per share at December 31, 2001.

                                    LIQUIDITY

         The Company normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring. The Bank's investment securities could be sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral, and it has a line of credit of $5,000,000 from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit of $7,000,000 for the purchase of federal funds from SunTrust Bank and may also borrow from the Federal Reserve if necessary.


                           ASSET/LIABILITY MANAGEMENT

         The Company's Asset/Liability Management Committee ("ALCO"), which is comprised of several Directors with senior management, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The committee meets monthly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Annual Report").

         For quantitative information about market risk, see Item 7A of Part II of the Company's 2001 Annual Report.

         There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2002 from those presented in the Company's 2001 Annual Report.


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

                 Not applicable

ITEM 5.  Other information

                 Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        None

               (b) Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             (Registrant):      CCBT Financial Companies, Inc.
                          -----------------------------------------------


             Date:              May 15, 2002
                    -----------------------------------------------------





              /s/ STEPHEN B. LAWSON
              -----------------------------------------------------------
              Stephen B. Lawson,  President and Chief Executive Officer


              /s/ NOAL D. REID
              -----------------------------------------------------------
              Noal D. Reid,  Chief Financial Officer and Treasurer