Form 10-Q
period 2002-06-30
CCBT FINANCIAL COMPANIES INC
filed 2002-08-15
CIK 1074972

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGEST 14, 2002 PURSUANT TO A
                     RULE 201 TEMPORARY HARDSHIP EXEMPTION


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2002


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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,618,548 shares of common stock outstanding as of August 12, 2002.

TABLE OF CONTENTS

Section               Description                                                    Page No.
-------               -----------                                                    --------

PART I                FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Statements of Financial Condition                     3
                               June 30, 2002 and December 31, 2001

                      Consolidated Statements of Income                                  4
                               Three and Six Months Ended June 30, 2002 and 2001

                      Consolidated Statements of Cash Flows                              5
                               Six Months Ended June 30, 2002 and 2001

                      Consolidated Statements of Comprehensive Income                    6
                               Six Months Ended June 30, 2002 and 2001

                      Consolidated Statements of Changes in Stockholders' Equity         6
                               Six Months Ended June 30, 2002 and 2001

                      Notes to Consolidated Financial Statements                         7

         Item 2.      Management's Discussion and Analysis of Financial Condition     7-18
                               and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk        19

PART II               OTHER INFORMATION

         Item 1.      Legal Proceedings                                                 19

         Item 2.      Changes in Securities and Use of Proceeds                         19

         Item 3.      Defaults upon Senior Securities                                   19

         Item 4.      Submission of Matters to a Vote of Security Holders               19

         Item 5.      Other Information                                                 19

         Item 6.      Exhibits and Reports on Form 8-K                                  19

                      SIGNATURES                                                        20


PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements


                      CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                                  June 30,                 December 31,
                                                                    2002                      2001
                                                                    ----                      ----
ASSETS                                                                       (Unaudited)
 Cash and due from banks                                      $    53,412,052          $    51,204,747
 Short term interest-bearing deposits                                 656,412               10,857,540
 Securities available for sale, at fair value                     431,144,198              438,349,833
 Federal Home Loan Bank stock, at cost                             23,502,600               23,502,600
 Federal Reserve Bank stock, at cost                                1,235,050                1,235,050
 Total loans                                                      895,750,473              884,291,338
 Less:  Allowance for loan losses                                 (12,387,038)             (12,251,907)
                                                              ---------------          ---------------
        Net loans                                                 883,363,435              872,039,431
                                                              ---------------          ---------------
 Loans held for sale                                                2,566,541                8,349,342
 Premises and equipment                                            20,138,999               18,496,280
 Deferred tax assets                                                2,636,818                2,619,189
 Accrued interest receivable on securities                          2,943,473                2,632,117
 Accrued interest receivable on loans                               3,689,384                3,736,071
 Intangibles                                                        7,172,143                7,972,088
 Other assets                                                      16,951,164               13,672,642
                                                              ---------------          ---------------
               Total assets                                   $ 1,449,412,269          $ 1,454,666,930
                                                              ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $  923,358,155           $  903,390,528
Borrowings from the Federal Home Loan Bank                        353,648,511              384,314,318
Other short-term borrowings                                        25,418,774               30,735,238
Subordinated debt                                                   5,000,000                5,000,000
Current taxes payable                                                 800,029                2,064,060
Interest payable on deposits and borrowings                         1,743,404                2,410,159
Post retirement benefits payable                                    3,485,408                3,293,458
Employee profit sharing retirement and bonuses payable              1,661,894                4,214,186
Due to broker-securities settlement                                 9,019,889                   15,101
Other liabilities                                                   3,340,826                3,910,277
                                                               --------------           --------------
        Total liabilities                                       1,327,476,890            1,339,347,325
                                                               -------------            --------------
 Minority interest                                                    293,414                    3,602
                                                                -------------           --------------
  Commitments and contingencies
  Stockholders' equity
        Common stock, $1.00 par value:
   Authorized: 12,000,000 shares
   Issued: 9,061,064                                                9,061,064                9,061,064
  Surplus                                                          27,481,728               27,473,395
  Undivided profits                                                89,462,023               83,156,834
  Treasury stock, at cost
 (425,016 shares) in 2002
 (440,641  shares) in 2001                                         (6,942,306)              (7,197,493)
 Accumulated other comprehensive income                             2,579,456                2,822,203
                                                                -------------           --------------
         Total stockholders' equity                               121,641,965              115,316,003
                                                                -------------           --------------

                Total liabilities and stockholders' equity    $1,449,412,269            $1,454,666,930
                                                              ==============            ==============

     The   accompanying   notes  are  an  integral  part  of  these   unaudited,
consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended June 30,                 Six Months Ended June 30,
                                                               2002              2001                 2002                    2001
                                                               ----              ----                 ----                    ----

INTEREST & DIVIDEND INCOME:                                           (Unaudited)                              (Unaudited)
  Interest and fees on loans                               $ 14,254,996        $ 17,453,717         $ 28,409,458       $ 34,588,499
  Interest on short term interest-bearing deposits               82,271             134,334              161,248            323,695
  Taxable interest income on securities                       5,012,365           7,070,495            9,551,970         15,160,057
  Tax-exempt interest income on securities                      122,615             229,888              307,365            466,885
  Dividends on securities                                       245,091             362,473              483,904            780,415
                                                           ------------        ------------         ------------       ------------
       Total interest & dividend income                      19,717,338          25,250,907           38,913,945         51,319,551
                                                           ------------        ------------         ------------       ------------
INTEREST EXPENSE
  Interest on deposits                                        3,163,598           6,747,503            6,501,088         14,521,220
  Interest on borrowings from the Federal Home Loan Bank      3,341,938           5,640,327            7,059,164         10,606,711
  Interest on other short-term borrowings                        52,555             199,680              111,454            476,764
  Interest on subordinated debt                                  71,473                  --              143,428                 --
                                                           ------------        ------------         ------------       ------------
       Total interest expense                                 6,629,564          12,587,510           13,815,134         25,604,695
                                                           ------------        ------------         ------------       ------------
  Net interest income                                        13,087,774          12,663,397           25,098,811         25,714,856
  Provision for loan losses                                          --                  --                   --                 --
                                                           ------------        ------------         ------------       ------------

  Net interest income after provision for loan losses        13,087,774          12,663,397           25,098,811         25,714,856
                                                           ------------        ------------         ------------       ------------
NON-INTEREST INCOME
  Financial advisor fees                                      1,746,142           1,887,868            3,466,332          3,648,231
  Deposit account service charges                               566,969             539,891            1,125,525          1,041,637
  Branch banking fees                                           763,866             819,913            1,510,726          1,537,309
  Electronic banking fees                                       687,440             475,817            1,207,849            958,165
  Loan servicing and other loan fees (costs)                    120,757              47,427               67,194            107,099
  Brokerage fees and commissions                                346,414             332,210              708,752            604,740
  Net gain on sales of securities                               961,940             392,063            2,640,755            852,557
  Net gain on sales of loans                                    499,855             280,409            1,075,915            422,040
  Insurance commissions                                         999,398             368,934            1,425,526            766,627
  Other income                                                   86,417             201,592              259,211            323,628
                                                           ------------        ------------         ------------       ------------
       Total non-interest income                              6,779,198           5,346,124           13,487,785         10,262,033
                                                           ------------        ------------         ------------       ------------
NON-INTEREST EXPENSE
  Salaries                                                    5,001,520           4,382,870            9,084,505          8,327,408
  Employee benefits                                           2,023,425           1,677,057            4,078,681          3,538,255
  Buildings and equipment                                     1,598,069           1,421,257            3,062,148          2,751,104
  Data processing                                               717,679             809,260            1,373,029          1,586,980
  Accounting and legal fees                                     263,630             258,083              488,461            472,760
  Other outside services                                        524,102             589,093            1,076,883          1,098,281
  Amortization of intangibles                                   324,250             395,833              648,501            791,666
  Delivery and communications                                   590,467             471,557            1,167,435            996,048
  Directors' fees                                                85,800              85,800              171,600            171,600
  Marketing and advertising                                     539,499             591,479              849,640            939,731
  Printing and supplies                                         214,416             308,377              386,500            445,752
  Insurance                                                     178,860             109,918              322,284            247,388
  All other expenses                                            663,071             333,157            1,188,930            708,440
                                                           ------------        ------------         ------------       ------------
       Total non-interest expense                            12,724,788          11,433,741           23,898,597         22,075,413
                                                           ------------        ------------         ------------       ------------
 Minority Interest                                              147,916             (17,753)             144,310             (5,584)
                                                           ------------        ------------         ------------       ------------
Net income before taxes                                       6,994,268           6,593,533           14,543,689         13,907,060
Applicable income taxes                                       2,459,115           2,207,861            4,961,338          4,691,404
                                                           ------------        ------------         ------------       ------------
Net income                                                 $  4,535,153        $  4,385,672         $  9,582,351       $  9,215,656
                                                           ============        ============         ============       ============
Average shares outstanding - basic                            8,630,478           8,608,048            8,626,313          8,608,048
Average shares outstanding - diluted                          8,670,676           8,647,543            8,664,207          8,641,190
Basic earnings per share                                   $       0.52        $       0.51         $       1.11       $       1.07
Diluted earnings per share                                 $       0.52        $       0.51         $       1.11       $       1.07
Cash dividends declared                                    $       0.19        $       0.18         $       0.38       $       0.36


     The   accompanying   notes  are  an  integral  part  of  these   unaudited,
consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,

                                                                               2002                   2001
                                                                               ----                   ----
                                                                                     (Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $   9,582,351       $   9,215,656
Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                       2,121,727           2,134,598
          Net  amortization of securities                                       568,068             460,380
          Amortization of net deferred loan costs                               669,709             517,047
          Net gain  on sales of securities                                   (2,640,755)           (852,557)
          Net gain on sale of loans                                          (1,075,915)           (422,040)
          Proceeds from sales (originations) of loans held for sale,          6,858,716            (485,592)
          net
Net change in:
    Accrued interest receivable                                                 264,669             403,358
    Accrued expenses and other liabilities                                   (3,596,548)         (2,757,705)
    Other, net                                                                1,851,622            (222,451)
                                                                          -------------       -------------
Net cash provided by operating activities                                    14,603,644           7,990,694
                                                                          -------------       -------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES
    Net increase in loans                                                   (10,654,295)        (69,515,489)
    Maturities of available-for-sale securities                             301,730,450         187,778,611
    Purchase of available-for-sale securities                              (335,938,949)       (270,323,202)
    Sales of available-for-sale securities                                   44,409,557          67,467,964
    Purchases of premises and equipment                                      (3,115,944)         (2,857,831)
                                                                          -------------       -------------
Net cash  (used) by investing activities                                     (3,569,181)        (87,449,947)
                                                                          -------------       -------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                      19,967,627         (46,287,100)
    Advances of borrowings from the Federal Home Loan Bank                  663,438,876         772,994,404
    Repayments of borrowings from the Federal Home Loan Bank               (694,104,683)       (660,629,842)
    Net (decrease) increase in other short-term borrowings                   (5,316,464)          6,128,664
    Issuance of common stock under stock option plan                            263,520                  --
    Cash dividends paid on common stock                                      (3,277,162)         (3,098,897)
                                                                          -------------       -------------
Net cash provided (used) by financing activities                            (19,028,286)         69,107,229
                                                                          -------------       -------------
Net decrease in cash and cash equivalents                                    (7,993,823)        (10,352,024)
Cash and cash equivalents at beginning of period                             62,062,287          66,215,030
                                                                          -------------       -------------
Cash and cash equivalents at end of period                                $  54,068,464       $  55,863,006
                                                                          =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                              $  14,478,794       $  26,702,737
    Income taxes                                                              6,036,630           7,179,819
Non-cash transactions:
     Unsettled trades                                                     $  9,004,788        $       9,995


     The   accompanying   notes  are  an  integral  part  of  these   unaudited,
consolidated financial statements.

FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        For the Six Months Ended June 30,

                                                                                   2002               2001
                                                                                   ----               ----
                                                                                        (Unaudited)
        Net income                                                             $  9,582,351       $ 9,215,656
                                                                               ------------       -----------
        Unrealized holding  gains on securities available for sale                2,069,153         5,380,784
        Reclassification of gains on securities realized in income               (2,640,755)         (852,557)
                                                                               ------------       -----------
        Net unrealized gains                                                      (571,602)         4,528,227
        Related tax effect                                                          328,855        (1,868,130)
                                                                               ------------       -----------
        Net other comprehensive income                                            (242,747)         2,660,097
                                                                               ------------       -----------
        Comprehensive income                                                   $  9,339,604       $11,875,753
                                                                               ============       ===========


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Six Months Ended June 30,

                                                          2002                 2001
                                                          ----                 ----
                                                                  (Unaudited)
COMMON STOCK
Balance, beginning of period                          $   9,061,064       $   9,061,064
                                                      -------------       -------------

Balance, June 30                                          9,061,064           9,061,064
                                                      -------------       -------------

SURPLUS
Balance, beginning of period                             27,473,395          27,494,890
Issuance of common stock under stock option plan              8,333                  --
                                                      -------------       -------------
Balance, June 30                                         27,481,728          27,494,890
                                                      -------------       -------------

UNDIVIDED PROFITS
Balance, beginning of period                             83,156,834          69,896,759
Net income                                                9,582,351           9,215,656
Cash dividends declared                                  (3,277,162)         (3,098,897)
                                                      -------------       -------------
Balance, June 30                                         89,462,023          76,013,518
                                                      -------------       -------------

TREASURY STOCK
Balance, beginning of period                             (7,197,493)         (7,399,628)
Issuance of common stock under stock option plan            255,187                  --
                                                      -------------       -------------
Balance, June 30                                         (6,942,306)         (7,399,628)
                                                      -------------       -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                              2,822,203            (324,307)
Net other comprehensive income                             (242,747)          2,660,097
                                                      -------------       -------------
Balance, June 30                                          2,579,456           2,335,790
                                                      -------------       -------------
TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD             $ 121,641,965       $ 107,505,634
                                                      =============       =============


     The   accompanying   notes  are  an  integral  part  of  these   unaudited,
consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six Months Ended June 30, 2002 and 2001 (Unaudited)
Business

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the June 30, 2001 financial statements to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. The first impairment evaluation was completed by June 30, 2002, and no impairment was identified. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No. 142. As a result, effective January 1, 2002, the Company's goodwill is no longer being amortized but is evaluated for impairment, and the Company's core deposit intangibles continue to be amortized over their estimated useful lives.

Contingency

         In June, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR"), a Notice of Intent to Assess additional state excise taxes of $3,102,504 plus interest of $462,797. The assessment is based on a desk review of the financial institution excise return filed by the Bank for the years ended December 31, 1999 and 2000. The 2001 tax return had not yet been filed by the Bank as of the time of the DOR desk review.

         The DOR contends that dividend distributions which the Bank received from its real estate investment trust subsidiary, CCBT Preferred Corp., are fully taxable in Massachusetts. The Bank believes that 95% of these distributions are excludable from its income under Massachusetts tax law. Accordingly, no provision has been made in the Bank's consolidated financial statements for the

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

(continued)

amounts assessed or additional amounts that might be assessed in the future. The Bank intends to vigorously appeal the assessment and to pursue all available means to defend its position. Assessed amounts ultimatley paid, if any, would be deductible expenses for federal income tax purposes.

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

         The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements included within this report. Given that the Company's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this item generally will refer to the investments and activities of the Company and the Bank except where otherwise noted.

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

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                             Net Interest Income, Net Interest Margin
                                                                                     Three Months Ended June 30,
                                                               ---------------------------------------------------------------------
                                                                               2002                                2001
                                                               ----------------------------------     ------------------------------
                                                                  Average                 Average     Average                Average
                                                                  Balance     Interest     Yield      Balance    Interest     Yield
                                                               ---------------------------------------------------------------------
                                                                                   (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities                          $    9,730     $    137      5.65%   $   36,694   $    518     5.65%
           CMOs                                                   131,811        2,423      7.35%      187,016      2,850     6.10%
           U.S. Government agencies                                22,228          228      4.10%       15,916        152     3.87%
           State and municipal obligations                         13,488          123      3.64%       20,064        230     6.04%
           Other securities                                       254,642        2,551      4.02%      261,502      4,047     6.27%
                                                               ----------     --------              ----------   --------
                    Total securities                              431,899        5,462      5.07%      521,192      7,797     6.08%
                                                               ----------     --------              ----------   --------
Loans:
           Commercial                                              92,014        1,312      5.64%       93,196      1,937     8.43%
           Commercial construction                                 54,355          699      5.09%       48,320        943     7.83%
           Residential construction                                45,430          690      6.08%       48,835        818     6.62%
           Commercial mortgages                                   263,281        5,066      7.61%      245,737      5,548     9.06%
           Industrial revenue bonds                                 1,075           15      5.66%        1,300         21     9.16%
           Residential mortgages                                  365,137        5,545      6.07%      415,091      7,134     6.88%
           Home equity                                             60,351          758      5.04%       42,302        828     7.85%
           Consumer                                                 6,657          170     11.31%        8,702        225    10.90%
                                                               ----------     --------              ----------   --------
                    Total loans                                   888,300       14,255      6.39%      903,483     17,454     7.75%
                                                               ----------     --------              ----------   --------

                    Total earning assets                        1,320,199       19,717      5.95%    1,424,675     25,251     7.11%
                                                                              --------                           --------
Cash and due from banks                                            28,101                               37,552
Non-earning assets                                                 36,528                               30,713
                                                               ----------                           ----------
                    Total assets                               $1,384,828                           $1,492,940
                                                               ==========                           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                                        $  150,882          180      0.48%$     138,333        180     0.52%
           Regular savings                                         79,704          227      1.14%       63,942        207     1.29%
           Money Market accounts                                  277,711        1,260      1.82%      240,983      1,921     3.20%
           Certificates of Deposit of
               $100,000 or more                                    41,619          320      3.08%      105,731      1,557     5.91%
           Other time deposits                                    136,803        1,176      3.45%      196,663      2,883     5.88%
                                                               ----------     --------              ----------   --------
                    Total interest bearing deposits               686,719        3,163      1.85%      745,652      6,748     3.63%
                                                               ----------     --------              ----------   --------
Borrowings:
           Federal Home Loan Bank                                 329,202        3,342      4.07%      412,679      5,640     5.48%
           Other short-term borrowings                             22,066           53      0.96%       26,309        200     3.04%
           Subordinated debt                                        5,000           71      5.73%           --         --       --
                                                               ----------     --------              ----------   --------
                    Total borrowings                              356,268        3,466      3.90%      438,988      5,840     5.34%
                                                               ----------     --------              ----------   --------
                    Total interest-bearing liabilities          1,042,987        6,629      2.55%    1,184,640     12,588     4.26%
                                                                              --------                           --------
Demand deposits                                                   215,478                              199,080
Non-interest bearing liabilities                                    9,172                                6,347
Stockholders' equity                                              117,191                              102,873
                                                               ----------                           ----------
                    Total liabilities & equity                 $1,384,828                           $1,492,940
                                                               ==========                           ==========
Net interest income/interest rate spread                                      $ 13,088      3.40%              $   12,663     2.85%
                                                                              ========                         ==========     ====
Net interest margin (NII/Avg. Earning Assets)                                               3.98%                             3.57%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
               Three Months Ended June 30, 2002 vs. June 30, 2001

Source and Use of  Funds

         When compared to the second quarter of 2001, average interest bearing deposits declined by 7.9% or $58.9 million in the second quarter of 2002. A significant decline in average time certificates of deposit of $124.0 million or 41.0% can be attributed to the maturity of a large amount of one year certificates of deposit during the third quarter of 2001. Partially offsetting the decrease in time deposits were increases in all other interest bearing deposits (NOW accounts, regular savings and money market accounts), up a combined 14.7% or $65.1 million. Average non-interest bearing demand deposits also increased in the second quarter of 2002 by $16.4 million or 8.2% when compared to the same period in the prior year. On average, borrowings from the Federal Home Loan Bank during the second quarter of 2002 declined by 20.2% or $83.5 million as compared to prior year. The issuance of $5 million of Trust Preferred Securities during the latter half of 2001 by CCBT Statutory Trust I, a subsidiary of the Company, provided an additional source of funds.

         During the second quarter of 2002 as compared to 2001, average loans decreased slightly by $15.2 million or 1.7%. On average, residential construction and mortgage loans declined by $53.4 million or 11.5% reflecting payoffs as well as sales. The Company generally sells fixed rate mortgages upon origination. In contrast, commercial construction and mortgage loans were up $23.6 million or 8.0%, while home equity loans increased by $18.0 million or 42.7% due in large part to the lower rates currently available on this product. Total securities during the second quarter of 2002 decreased on average, by $89.3 million or 17.1% compared to the same period in 2001. Declining interest-rates have resulted in significant prepayments on mortgage-backed securities, down 73.5% or $27.0 million, and CMO's, down 29.5% or $55.2 million.

Net interest income

         Net interest income for the three months ended June 30, 2002 was $13.1 million, which represented an increase of 3.4% over the $12.7 million reported for the same period in 2001. The interest rate spread and net interest margin were 3.40% and 3.98%, respectively, for the quarter ended June 30, 2002 as compared to 2.85% and 3.57%, respectively, for the comparable period in 2001. Despite the current low interest rate environment, these results show improvement from the prior year in part due to the maturity of higher-yield time certificates of deposit since the prior year. Also, consistent with the current low interest rate environment, the variable rate costs of interest bearing liabilities has been reduced while, by contrast, the proportion of fixed and intermediate term adjustable rate earning assets have helped to maintain the gross yield thereon. The improved yield on Collateralized Mortgage Obligations
(CMOs) reflects a comparatively high yield being earned on a small portion of the portfolio which was purchased during the second quarter of 2002.

Provision for loan losses

         Recoveries on loans previously charged off exceeded charge-offs during the three months ended June 30, 2002 by $51,000. Management's assessment of the risks in the loan portfolio at June 30, 2002 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the second quarter of 2002.

Non-interest Income and Expense

         Non-interest income totaled $6.8 million for the quarter ended June 30, 2002, an increase of 26.8% or $1.4 million compared to the $5.3 million earned during the comparable period in 2001. Net gain on sales of securities accounted for $570 thousand of this increase, while insurance commissions increased $630 thousand inclusive of a $398 thousand adjustment for the recognition of previously deferred insurance commissions for which no deferral is required.

         For the three months ended June 30, 2002, non-interest expense totaled $12.7 million, an increase of 11.3% or $1.3 million over the $11.4 million expended during the same period in 2001. Salaries and employee benefits increased $965 thousand or 15.9%, with approximately $500 thousand of this increase attributable to the recognition of expenses associated with an early retirement program offered to certain long-term employees during the second quarter of 2002. The remainder of this increase is due to normal salary increases as well as additional staff for new locations. An increase in building and equipment expense of $177 thousand or 12.4% can be attributed to three added locations since the prior year. The increase in all other expenses of $330 thousand is largely due to increased expenses of electronic banking products due to the higher volume of this type of transaction as well as the offering of new products.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Additionally, a payment of $50 thousand was made to the Commonwealth of Massachusetts Department of Revenue in June 2002 for a sales/use tax assessment as a result of an audit.

Income taxes

         Applicable State and Federal income tax expense of $2.5 million for the quarter ended June 30, 2002 was 11.4% more than the $2.2 million recorded for the same quarter in 2001, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 35% and 33% of pretax net income for the quarters ended June 30, 2002 and 2001, respectively.

Net income

         Consolidated net income was $4.5 million representing earnings per share of $0.52 for the three months ended June 30, 2002 as compared to $4.4 million or $0.51 per share for the comparable three months ended June 30, 2001. Annualized returns on average assets and average equity were 1.31% and 15.48%, respectively, for the three months ended June 30, 2002 as compared to 1.18% and 17.05%, respectively, for the three months ended June 30, 2001.


             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                             Net Interest Income, Net Interest Margin
                                                                                     Six Months Ended June 30,
                                                               ---------------------------------------------------------------------
                                                                               2002                                2001
                                                               ----------------------------------     ------------------------------
                                                                  Average                 Average     Average                Average
                                                                  Balance     Interest     Yield      Balance    Interest     Yield
                                                               ---------------------------------------------------------------------
                                                                                   (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities                            $ 13,679        $ 372      5.43%     $ 37,061     $1,219      6.58%
           CMOs                                                   145,245        4,430      6.10%      182,421      6,282      6.89%
           U.S. Government agencies                                19,930          428      4.29%       19,091        510      5.41%
           State and municipal obligations                         18,466          307      3.33%       21,087        481      6.01%
           Other securities                                       250,950        4,968      3.99%      253,789      8,240      6.58%
                                                               ----------     --------              ----------   --------
                     Total securities                             448,270       10,505      4.71%      513,449     16,732      6.62%
                                                               ----------     --------              ----------   --------

Loans:
           Commercial                                              88,914        2,545      5.69%       86,756      3,758      8.78%
           Commercial construction                                 53,742        1,393      5.15%       45,241      1,868      8.33%
           Residential construction                                44,712        1,289      5.76%       49,180      1,590      6.43%
           Commercial mortgages                                   263,902       10,120      7.63%      241,153     10,957      9.16%
           Industrial revenue bonds                                 1,105           31      5.64%        1,432         53     10.53%
           Residential mortgages                                  368,057       11,237      6.11%      407,810     14,230      6.98%
           Home equity                                             57,630        1,440      5.04%       40,145      1,691      8.50%
           Consumer                                                 6,836          354     11.37%        8,611        441     10.73%
                                                               ----------     --------              ----------   --------
                     Total loans                                  884,898       28,409      6.41%      880,328     34,588      7.90%
                                                               ----------     --------              ----------   --------
                     Total earning assets                       1,333,168       38,914      5.83%    1,393,777     51,320      7.44%
                                                                              --------                           --------
Cash and due from banks                                            33,384                               37,185
Non-earning assets                                                 33,844                               30,835
                                                               ----------                           ----------
                     Total assets                              $1,400,396                           $1,461,797
                                                               ==========                           ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                                         $ 148,712          349      0.47%    $ 135,369        405      0.60%
           Regular savings                                         77,731          439      1.14%       64,431        492      1.54%
           Money Market accounts                                  274,689        2,475      1.82%      240,516      4,120      3.45%
           Certificates of Deposit of
               $100,000 or more                                    44,959          711      3.19%      114,062      3,461      6.12%
           Other time deposits                                    141,499        2,528      3.60%      199,997      6,043      6.09%
                                                               ----------     --------              ----------   --------
                     Total interest bearing deposits              687,590        6,502      1.91%      754,375     14,521      3.88%
                                                               ----------     --------              ----------   --------
Borrowings:
           Federal Home Loan Bank                                 349,944        7,059      4.07%      378,700     10,606      5.65%
           Other short-term borrowings                             24,410          111      0.92%       26,122        478      3.68%
                                                                    5,000          143      5.78%           --         --        --
                                                               ----------     --------              ----------   --------
                Subordinated debt
                     Total borrowings                             379,354        7,313      3.89%      404,822     11,084      5.52%
                                                               ----------     --------              ----------   --------
                     Total interest-bearing liabilities         1,066,944       13,815      2.61%    1,159,197     25,605      4.45%
                                                                              --------                           --------
Demand deposits                                                   207,483                              193,995
Non-interest bearing liabilities                                    9,818                                8,301
Stockholders' equity                                              116,151                              100,304
                     Total liabilities & equity                $1,400,396                           $1,461,797
                                                               ==========                           ==========
Net interest income/interest rate spread                                       $25,099      3.22%                 $25,715      2.99%
                                                                               =======                            =======
Net interest margin (NII/Avg. Earning Assets)                                               3.80%                              3.72%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
                Six Months Ended June 30, 2002 vs. June 30, 2001

Source and Use of  Funds

         On average, interest bearing deposits decreased $66.8 million or 8.9% when comparing the first half of 2002 with the same period in 2001. This decline can be attributed to time certificates of deposit which decreased $127.6 million or 40.6% as a result of the maturity of a significant amount of one year certificates of deposit during the third quarter of 2001 and the reduction of interest rates being offered on these products. Partially offsetting the decrease in time deposits were increases in NOW accounts of $13.3 million or 9.9%, regular savings up $13.3 million or 20.6%, and money market accounts up $34.2 million or 14.2%. Average non-interest bearing demand deposits also increased $13.5 million or 7.0% for the first half of 2002 as compared to 2001. Average Federal Home Loan Bank borrowings declined by $28.8 million or 7.6% during the first six months of 2002 when compared to the same period in 2001. An additional source of funds was the issuance of $5.0 million of Trust Preferred Securities during the third quarter of 2001 by CCBT Statutory Trust I, a subsidiary of the Company.

         Average loans increased $4.6 million or 0.5% during the first half of 2002 as compared to 2001. On average, commercial construction and mortgage loans grew by $31.3 million or 10.9% while residential construction and mortgage loans declined by $44.2 million or 9.7% as a result of sales of residential mortgages. Average home equity loans increased 43.6% or $17.5 million, in large part due to lower rates on this prime-based product. Additional loan growth, on average, occurred in commercial loans, up $2.2 milllion or 2.5% while consumer loans declined $1.8 million or 20.6%. When compared to the first six months of 2001, average securities declined in 2002 by $65.2 million or 12.7%. Substantial decreases in CMO's, down $37.2 million or 20.4%, and mortgage-backed securities, down $23.4 million or 63.1%, can be attributed to prepayments on these securities as a result of the decline in interest rates.

Net interest income

         Net interest income was $25.1 million for the six months ended June 30, 2002 as compared to $25.7 million for the same period in 2001, a decline of 2.4%. The spread and net interest margin ratios were 3.22% and 3.80%, respectively, for the six months ended June 30, 2002 as compared to 2.96% and 3.72%, respectively, for the comparable 2001 period. The effect of lower interest rates on net interest income has been tempered somewhat by the maturity of higher-yield time certificates of deposit since the prior year. Also, consistent with the current low interest rate environment, the variable rate costs of interest bearing liabilities has been reduced while, by contrast, the proportion of fixed and intermediate term adjustable rate earning assets have helped to maintain the gross yield thereon. The improved interst rate spread and net interest margin results are also affected by the high proportion of transaction deposits having little or no interest cost as well as the Company's practice of match-funding 3 to 5 year fixed rate commercial loans with similar term FHLB Advances. This portfolio totalled $186 million at June 30, 2002 as compared with $166 million one year ago.

Provision for loan losses

         Recoveries on loans previously charged off exceeded charge-offs during the six months ended June 30, 2002 by $135,000. Management's assessment of the risks in the loan portfolio at June 30, 2002 as well as the Company's recent loss experience, whereby recoveries have exceeded charge-offs since 1997, resulted in no provision for loan losses during the first half of 2002. The allowance for loan losses was 1.38% and 1.33% of total loans at June 30, 2002 and 2001, respectively.

Non-interest Income and Expense

         Non-interest income of $13.5 million for the six months ended June 30, 2002, represented an increase of 31.4% compared to the $10.3 million earned during the same period in 2001. Net gain on sales of securities contributed $1.8 million to this increase while the net gain on sales of loans increased $654 thousand. Insurance commissions accounted for an additional $659 thousand of the increase inclusive of a $398 thousand adjustment in the second quarter for the recognition of deferred insurance commissions for which no deferral is required.

         During the first six months of 2002, non-interest expenses totaled $23.9 million, an increase of 8.3% or $1.8 million over the $22.1 million expended during the comparable period last year. Salaries and employee benefits rose $1.3 million or 10.9%.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Approximately $500 thousand of this increase is attributable to expenses associated with an early retirement package offered to certain long-term employees during the second quarter of 2002. The remainder of this increase is a factor of normal salary increases as well as planned additions to staff. The increase of $480,000 or 67.8% in the all other expenses category is, in large part, attributable to an increase in expenses associated with the higher volume of electronic transactions as well as the offering of new electronic banking products. Also included in all other expenses in 2002 is a $50 thousand payment to the Commonwealth of Massachusetts Department of Revenue for a sales/use tax assessment. Buildings and equipment increased $311,000 or 11.3%, as a result of increased expenses due to the addition of three new financial service offices during the last year

Income taxes

         Applicable State and Federal income tax expense of $5.0 million for the six months ended June 30, 2002 was 5.8% greater than the $4.7 million recorded for the same period in 2001, a reflection of higher pretax net income. The combined effective State and Federal tax rate was 34% of pretax net income for each period presented.

Net income

         Consolidated net income was $9.6 million representing earnings per share of $1.11 for the six months ended June 30, 2002 as compared to $9.2 million or $1.07 per share for the comparable six months ended June 30, 2001. Annualized returns on average assets and average equity were 1.37% and 16.50%, respectively, for the six months ended June 30, 2002 as compared to 1.26% and 18.38%, respectively, for the six months ended June 30, 2001.

               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

         The Company had $1.45 billion consolidated total assets, $923.4 million deposits and $121.6 million stockholders' equity at June 30, 2002. Its capital to assets ratio was 8.4%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2001, securities available for sale decreased $7.2 million or 1.64%, gross loans increased $11.5 million or 1.3%, deposits increased $20.0 million or 2.21% and borrowed funds decreased $36.0 million or 8.7%.

Securities

          The adjusted cost and estimated market values of investment securities, which the Company classified as available for sale, at June 30, 2002 and December 31, 2001 were as follows:

                                                                         June 30, 2002
                                              ---------------------------------------------------------------
                                                                   Gross              Gross         Estimated
                                               Amortized        Unrealized          Unrealized        Fair
                                                 Cost              Gains              Losses          Value
                                                 ----              -----              ------          -----

                                                                 (Dollar amounts in thousands)
U.S. Government agency CMOs                    $ 89,724            $3,877             $1,034         $ 92,567
Other U.S. Government agency obligations         41,611                22                322           41,311
Other collateralized mortgage obligations        81,445               985                455           81,975
State and municipal obligations                  18,819                --                 --           18,819
Other debt securities                           195,270             2,285              1,083          196,472
                                                -------             -----              -----          -------
    Totals                                     $426,869            $7,169             $2,894         $431,144
                                               ========            ======             ======         ========


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                      December 31, 2001
                                              ---------------------------------------------------------------
                                                                   Gross              Gross         Estimated
                                               Amortized        Unrealized          Unrealized        Fair
                                                 Cost              Gains              Losses          Value
                                                 ----              -----              ------          -----

                                                                 (Dollar amounts in thousands)
U.S. Government agency CMOs                    $116,949            $2,362              $ 921         $118,390
Other U.S. Government agency obligations         14,254               158                 48           14,364
Other collateralized mortgage obligations        66,356             1,720                289           67,787
State and municipal obligations                  24,114                --                 --           24,114
Other debt securities                           211,831             2,672                808          213,695
                                                -------             -----             ------          -------
    Totals                                     $433,504            $6,912             $2,066         $438,350
                                               ========            ======             ======         ========



         Securities available for sale decreased $7.2 million, from $438.3 million at December 31, 2001 to $431.1 million at June 30, 2002. Net gains from sales were $962 thousand and $2.6 million during the quarter and six months ended June 30, 2002, respectively, compared to net gains of $392 thousand and $853 thousand, respectively, during the same periods in 2001.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                                    June 30,      December 31,
                                                      2002           2001
                                                      ----           ----
       Mortgage loans on real estate
           Residential                              $356,339        $376,504
           Commercial                                276,285         264,934
           Construction                              100,581          95,186
           Equity lines of credit                     62,600          53,336
       Other loans
           Commercial                                 92,781          84,947
           Industrial revenue bonds                    1,054           1,163
           Consumer                                    6,110           8,221
                                                    --------        --------
                 Total loans                         895,750         884,291
           Less: Allowance for loan losses           (12,387)        (12,252)
                                                    --------        --------
                 Total portfolio loans, net         $883,363        $872,039
                                                    ========        ========
       Loans held for sale                          $  2,567        $  8,349
                                                    ========        ========

         As shown in the table above, total loans increased $11.5 million or 1.30% to $895.8 million at June 30, 2002 as compared to December 31, 2001, with significant growth occuring in the commercial mortgage, equity lines of credit and commercial loan portfolios, up $11.4, $9.3 and $7.8 million, respectively. New residential mortgage originations of $27.5 million fixed rate and $55.7 million adjustable rate were achieved in the second quarter 2002. During the same period, the Company, consistent with its strategy of generally selling fixed rate mortgages, sold $28.0 million residential mortgages, producing net gains of $499.9 thousand.

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

Non performing assets and loan loss experience

         As shown in the following table non-performing assets were $2.8 million or .19% of total assets at June 30, 2002 compared to $3.3 million or .23% of total assets at December 31, 2001. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

                                                                  June 30,       December 31,
                                                                    2002            2001
                                                                    ----            ----
                                                                 (Dollar amounts in thousands)
        Nonaccrual loans                                           $1,266           $1,802
        Loans past due 90 days or more and still accruing              --               --
        Property from defaulted loans                               1,500            1,500
                                                                   ------           ------
        Total non-performing assets                                $2,766           $3,302
                                                                   ======           ======
        Restructured troubled debt performing in
            accordance with amended terms, not included above      $  220           $  224
                                                                   ======           ======

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                                                 Six Months Ended June 30,
                                                                    2002           2001
                                                                    ----           ----
        Balance, beginning of period                               $12,252        $12,154
        Provision for loan losses
                                                                       --              --
        Charge-offs                                                   (53)           (114)
        Recoveries on loans previously charged off                    188             182
                                                                   ------         -------
        Balance, end of  period                                   $12,387         $12,222
                                                                  =======         =======
         Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the reserve for loan losses were unnecessary in 2002, notwithstanding the minor growth in the loan portfolio. The reserve represented 1.38% of total loans at June 30, 2002, 1.39%
at December 31, 2001, and 1.33% at June 30, 2001. Although management believes that upon review of loan quality and payment statistics, the reserve is adequate to cover losses likely to result from loans in the current portfolio at June 30,
2002, there can be no assurance that the reserve is adequate or that additional provisions might not become necessary.



PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

         The Company had outstanding commitments to originate new residential and commercial mortgages of $27.6 million at June 30, 2002 and $40.3 million at December 31, 2001 which are not reflected on the consolidated statements of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                                   June 30, 2002            December 31, 2001
                                                   -------------            -----------------
                  Commercial loans                         (Dollar amounts in thousands)
                      Dealer floor plan              $   7,566                   $    9,997
                      Lines of credit                   39,805                       45,469
                      Other                              6,054                        4,845
                  Commercial mortgages
                      Construction                      34,288                       25,685
                      Other                              7,987                       10,346
                  Residential mortgages
                       Home equity                      71,907                       61,891
                  Consumer loans
                       Lines of credit                   3,016                        2,969
                                                      --------                     --------
                                    Total             $170,623                     $161,202
                                                      ========                     ========

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:

                                                         June 30, 2002           December 31, 2001
                                                         -------------           -----------------
Deposits
    Demand                                                  $233,186                  $209,551
    NOW                                                      158,146                   149,109
    Money market                                             278,768                   185,156
    Other savings                                             81,466                   155,255
    Certificates of deposit greater than $100,000             40,089                    53,123
    Other time                                               131,703                   151,197
                                                            --------                  --------

        Total deposits                                      $923,358                  $903,391
                                                            ========                  ========


         Reflecting somewhat the seasonal nature of Cape Cod economy as discussed in "Liquidity" on page 18 herein, total deposits at June 30, 2002 are $20.0 million or 2.2% higher than total deposits at December 31, 2001. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds
         Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At June 30, 2002, borrowed funds totaled $384.1 million, down 8.6% or $36.0 million compared to borrowed funds at December 31,2001. This decrease offsets the seasonal deposit decline described under the section entitled "Deposits" above and contributes to the support of heretofore described loan growth.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Stockholders' Equity

         The Company's capital to assets ratio was 8.39% at June 30, 2002 compared to 7.93% at December 31, 2001.

         The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of June 30, 2002.


                                             Minimum           June 30, 2002
                                            Regulatory   -----------------------
                                            Guidelines   Company           Bank
                                            ------------------------------------
   Tier 1 leverage capital                     4.00%       8.49%           8.42%
   Tier 1 capital to risk-weighted assets      4.00%      12.25%          12.16%

   Total capital to risk-weighted assets       8.00%      13.50%          13.41%

         The Company's book value at June 30, 2002 was $14.09 per share compared to $13.38 per share at December 31, 2001.

                                    LIQUIDITY

         The Company normally experiences a wide swing in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the early spring. The Bank's investment securities could be sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral and it has a line of credit of $5,000,000 from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit of $7,000,000 for the purchase of federal funds from SunTrust Bank and may borrow from the Federal Reserve Bank if necessary.

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

         There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2002 from those presented in the Company's 2001 Annual Report.

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

                 Not applicable

ITEM 5.  Other information

                 Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 None

         (b)      Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):      CCBT Financial Companies, Inc.
                  --------------------------------------------------------------

Date:              August 14, 2002
                  --------------------------------------------------------------



              /s/  STEPHEN B. LAWSON, President and Chief Executive Officer
                   -------------------------------------------------------------
                   Stephen B. Lawson,  President and Chief Executive Officer



              /s/  NOAL D. REID, Chief Financial Officer and Treasurer
                   -------------------------------------------------------------
                   Noal D. Reid,  Chief Financial Officer and Treasurer
                   (For the period covered by this report)

                                 Correspondence


                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of CCBT Financial Companies, Inc. (the "Company") for the quarter ended June 30, 2002 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned President and Chief Executive Officer for the Company, certify pursuant to 18 U.S.C. Section.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ STEPHEN B. LAWSON, President and Chief Executive Officer
---------------------------------------
President and Chief Executive Officer


Date:
     -----------------------------------

                                Correspondence


                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q of CCBT Financial Companies, Inc. (the "Company") for the quarter ended June 30, 2002 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Financial officer and Treasurer for the Company, certify pursuant to 18 U.S.C. Section.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ NOAL D. REID, Chief Financial Officer and Treasurer
-------------------------------------------------------
Noal D. Reid, Chief Financial Officer and Treasurer
 (For the period covered by this report)


Date: August 14, 2002
-------------------------------------------------------