Form 10-Q
period 2002-09-30
CCBT FINANCIAL COMPANIES INC
filed 2002-11-15
CIK 1074972

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period ended September 30, 2002


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : Yes X No


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,590,798 shares of common stock outstanding as of November 7, 2002.

TABLE OF CONTENTS


Section               Description                                                          Page No.
-------               -----------                                                          --------

PART I                FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Statements of Financial Condition                          3
                               September 30, 2002 and December 31, 2001

                      Consolidated Statements of Income                                       4
                               Three and Nine Months Ended September 30, 2002 and 2001

                      Consolidated Statements of Cash Flows                                   5
                               Nine Months Ended September 30, 2002 and 2001

                      Consolidated Statements of Comprehensive Income                         6
                               Nine Months Ended September 30, 2002 and 2001

                      Consolidated Statements of Changes in Stockholders' Equity              6
                               Nine Months Ended September 30, 2002 and 2001

                      Notes to Consolidated Financial Statements                              7-8

         Item 2.      Management's Discussion and Analysis of Financial Condition             8-18
                               and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk              19

PART II               OTHER INFORMATION

         Item 1.      Legal Proceedings                                                       19

         Item 2.      Changes in Securities and Use of Proceeds                               19

         Item 3.      Defaults upon Senior Securities                                         19

         Item 4.      Submission of Matters to a Vote of Security Holders                     19

         Item 5.      Other Information                                                       19

         Item 6.      Exhibits and Reports on Form 8-K                                        19

                      SIGNATURES                                                              20


PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements


                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      September 30,         December 31,
                                                                          2002                  2001
                                                                          ----                  ----
  ASSETS                                                                        (Unaudited)
   Cash and due from banks                                          $    53,786,171      $    51,204,747
   Short term interest-bearing deposits                                  48,132,457           10,857,540
   Securities available for sale, at fair value                         565,990,689          438,349,833
   Federal Home Loan Bank stock, at cost                                 23,502,600           23,502,600
   Federal Reserve Bank stock, at cost                                    1,235,050            1,235,050
   Total loans                                                          871,977,789          884,291,338
   Less:  Allowance for loan losses                                     (12,421,722)         (12,251,907)
                                                                    ---------------      ---------------
          Net loans                                                     859,556,067          872,039,431
                                                                    ---------------      ---------------
   Loans held for sale                                                   14,084,178            8,349,342
   Premises and equipment                                                20,601,659           18,496,280
   Deferred tax assets                                                    4,914,398            2,619,189
   Accrued interest receivable on securities                              3,458,087            2,632,117
   Accrued interest receivable on loans                                   3,328,497            3,736,071
   Intangibles                                                            6,848,482            7,972,088
   Other assets                                                          15,704,945           13,672,642
                                                                    ---------------      ---------------
                 Total assets                                       $ 1,621,143,280      $ 1,454,666,930
                                                                    ===============      ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                    $   973,887,814      $   903,390,528
        Borrowings from the Federal Home Loan Bank                      414,567,692          384,314,318
        Other short-term borrowings                                      29,841,186           30,735,238
        Subordinated debt                                                 5,000,000            5,000,000
        Current taxes payable                                                    --            2,064,060
        Interest payable on deposits and borrowings                       1,758,172            2,410,159
        Post retirement benefits payable                                  3,584,858            3,293,458
        Employee profit sharing retirement and bonuses payable            2,502,191            4,214,186
        Due to broker-securities settlement                              66,476,333               15,101
        Other liabilities                                                 3,804,263            3,910,277
                                                                    ---------------      ---------------
                Total liabilities                                     1,501,422,509        1,339,347,325
                                                                    ===============      ===============
        Minority interest                                                   310,279                3,602
                                                                    ---------------      ---------------

         Commitments and contingencies
         Stockholders' equity
               Common stock, $1.00 par value:
                    Authorized: 12,000,000 shares
                    Issued: 9,061,064                                     9,061,064            9,061,064
               Surplus                                                   27,482,512           27,473,395
               Undivided profits                                         91,726,184           83,156,834
               Treasury stock, at cost (471,766 shares in 2002)
                                       (440,641 shares in 2001)          (8,146,684)          (7,197,493)

        Accumulated other comprehensive income (loss)                      (712,584)           2,822,203
                                                                    ---------------      ---------------
                Total stockholders' equity                              119,410,492          115,316,003
                                                                    ---------------      ---------------

                Total liabilities and stockholders' equity          $ 1,621,143,280      $ 1,454,666,930
                                                                    ===============      ===============


  The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                        CONSOLIDATED STATEMENTS OF INCOME
                                                                   Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                                     2002               2001              2002               2001
                                                                     ----               ----              ----               ----

INTEREST & DIVIDEND INCOME                                                 (Unaudited)                         (Unaudited)
     Interest and fees on loans                                  $ 14,062,927       $ 16,730,597      $ 42,472,385      $ 51,319,096
     Interest on short term interest-bearing deposits                  75,011            121,090           234,200           441,911
     Interest on federal funds sold                                       254                678             2,313             3,552
     Taxable interest income on securities                          5,109,712          5,757,443        14,661,682        20,917,500
     Tax-exempt interest income on securities                         143,614            255,465           450,979           722,350
     Dividends on securities                                          231,250            328,445           715,154         1,108,860
                                                                 ------------       ------------      ------------      ------------
          Total interest & dividend income                         19,622,768         23,193,718        58,536,713        74,513,269
                                                                 ------------       ------------      ------------      ------------
   INTEREST EXPENSE
     Interest on deposits                                           3,125,050          5,116,844         9,626,138        19,638,064
     Interest on borrowings from the Federal Home Loan Bank         3,600,187          4,858,045        10,659,351        15,464,756
     Interest on other short-term borrowings                           87,265            198,133           198,719           674,897
     Interest on subordinated debt                                     71,485             63,677           214,913            63,677
                                                                 ------------       ------------      ------------      ------------
          Total interest expense                                    6,883,987         10,236,699        20,699,121        35,841,394
                                                                 ------------       ------------      ------------      ------------
     Net interest income                                           12,738,781         12,957,019        37,837,592        38,671,875
     Provision for loan losses                                             --                 --                --                --
                                                                 ------------       ------------      ------------      ------------
     Net interest income after provision for loan losses           12,738,781         12,957,019        37,837,592        38,671,875
                                                                 ------------       ------------      ------------      ------------
   NON-INTEREST INCOME
     Financial advisor fees                                         1,676,004          1,574,269         5,142,336         5,222,500
     Deposit account service charges                                  553,251            523,051         1,678,776         1,564,688
     Branch banking fees                                              803,692            804,882         2,314,418         2,342,191
     Electronic banking fees                                          747,116            493,683         1,954,965         1,451,848
     Loan servicing and other loan fees                                 4,695             22,651            71,889           129,750
     Brokerage fees and commissions                                   387,584            339,776         1,096,336           944,516
     Net gain on sales of securities                                  538,017            292,426         3,178,772         1,144,983
     Net gain on sales of loans                                       571,395          1,770,946         1,647,310         2,192,986
     Insurance commissions                                            621,827            393,977         2,047,353         1,160,604
     Other income (loss)                                              (74,505)           178,631           184,706           502,259
                                                                 ------------       ------------      ------------      ------------
          Total non-interest income                                 5,829,076          6,394,292        19,316,861        16,656,325
                                                                 ------------       ------------      ------------      ------------
   NON-INTEREST EXPENSE
     Salaries                                                       4,667,904          4,494,331        13,752,409        12,821,739
     Employee benefits                                              2,580,659          1,687,779         6,659,340         5,226,034
     Buildings and equipment                                        1,596,374          1,426,065         4,658,522         4,177,169
     Data processing                                                  687,633            830,660         2,060,662         2,417,640
     Accounting and legal fees                                        269,963            231,506           758,424           704,266
     Other outside services                                           570,593            609,009         1,647,476         1,707,234
     Amortization of intangibles                                      323,660            395,833           972,161         1,187,499
     Delivery and communications                                      553,481            586,781         1,720,916         1,582,829
     Directors' fees                                                   86,650             85,800           258,250           257,400
     Marketing and advertising                                        440,396            392,854         1,290,036         1,332,585
     Printing and supplies                                            178,241            222,802           564,741           668,554
     Insurance                                                        148,717            111,948           471,001           359,336
    All other expenses                                                507,287            506,894         1,696,217         1,215,390
                                                                 ------------       ------------      ------------      ------------
          Total non-interest expense                               12,611,558         11,582,262        36,510,155        33,657,675
                                                                 ------------       ------------      ------------      ------------
    Minority interest                                                  16,866              7,781           161,176             2,197
                                                                 ------------       ------------      ------------      ------------
    Net income before taxes                                         5,939,433          7,761,268        20,483,122        21,668,328
    Applicable income taxes                                         2,034,423          2,749,161         6,995,761         7,440,565
                                                                 ------------       ------------      ------------      ------------
     Net income                                                  $  3,905,010       $  5,012,107      $ 13,487,361      $ 14,227,763
                                                                 ============       ============      ============      ============
    Average shares outstanding - basic                              8,610,986          8,615,738         8,621,148         8,610,640
    Average shares outstanding - diluted                            8,645,844          8,658,803         8,657,980         8,647,360
    Basic earnings per share                                     $       0.45       $       0.58      $       1.56      $       1.65

    Diluted earnings per share                                   $       0.45       $       0.58      $       1.56      $       1.65

    Cash dividends declared                                      $       0.19       $       0.18      $       0.57      $       0.54


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,

                                                                                 2002                   2001
                                                                                 ----                   ----
                                                                                        (Unaudited)
                                                                                        -----------
CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $    13,487,361  $    14,227,763
Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                           3,231,652        3,223,646
          Net amortization of securities                                          1,141,483        4,015,751
          Amortization of net deferred loan costs                                 1,169,774          987,337
          Net gain  on sales of securities                                       (3,178,772)      (1,144,983)
          Net gain on sale of loans                                              (1,647,310)      (2,192,986)
          Proceeds from sales (originations) of loans held for sale, net         (4,087,526)       2,430,601

Net change in:
    Accrued interest receivable                                                     418,396          308,795
    Accrued expenses and other liabilities                                        2,290,861       (1,081,492)
    Other, net                                                                   (7,784,906)        (421,327)
                                                                            ---------------  ---------------
Net cash provided by operating activities                                         5,041,013       20,353,105
                                                                            ---------------  ---------------
CASH USED BY INVESTING ACTIVITIES
    Net decrease (increase) in loans                                             13,653,138      (27,870,460)
    Maturities of available-for-sale securities                                 472,748,610      321,793,992
    Purchase of available-for-sale securities                                  (625,758,917)    (479,927,573)
    Sales of available-for-sale securities                                       84,547,957       84,746,392
    Purchases of premises and equipment                                          (4,364,866)      (4,399,992)
                                                                            ---------------  ---------------
Net cash used by investing activities                                           (59,174,078)    (105,657,641)
                                                                            ---------------  ---------------
CASH PROVIDED BY FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                          70,497,286      (37,869,925)
    Advances of borrowings from the Federal Home Loan Bank                    1,215,619,876    1,352,634,404
    Repayments of borrowings from the Federal Home Loan Bank                 (1,185,366,502)  (1,272,995,147)
    Net (decrease) increase in other short-term borrowings                         (894,052)      10,932,892
    Issuance of common stock under stock option plan                                267,434          202,135
    Purchase of treasury stock                                                   (1,216,625)              --
    Proceeds from issuance of subordinated debt                                          --        5,000,000
    Cash dividends paid on common stock                                          (4,918,011)      (4,648,345)
                                                                            ---------------  ---------------
Net cash provided by financing activities                                        93,989,406       53,256,014
                                                                            ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                             39,856,341      (32,048,522)
Cash and cash equivalents at beginning of period                                 62,062,287       66,215,030
                                                                            ---------------  ---------------
Cash and cash equivalents at end of period                                  $   101,918,628  $    34,166,508
                                                                            ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                                $    21,347,025  $    37,528,588
    Income taxes                                                                  9,501,190        8,779,819
Non-cash transactions:
    Unsettled securities trades                                             $    66,461,232  $    11,350,954


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the Nine Months Ended September 30,

                                                                             2002                2001
                                                                             ----                ----
                                                                                    (Unaudited)
  Net income                                                              $13,487,361        $14,227,763
                                                                          -----------        -----------
  Unrealized holding (losses) gains on securities available for sale       (2,962,451)         7,956,354
  Reclassification of gains on securities realized in income               (3,178,772)        (1,144,983)
                                                                          -----------        -----------
  Net unrealized (losses) gains                                            (6,141,223)         6,811,371
  Related tax effect                                                        2,606,436         (2,825,843)
                                                                          -----------        -----------
  Net other comprehensive (loss) income                                    (3,534,787)         3,985,528
                                                                          -----------        -----------
  Comprehensive income                                                    $ 9,952,574        $18,213,291
                                                                          ===========        ===========





           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Nine Months Ended September 30,

                                                           2002                  2001
                                                           ----                  ----
                                                                   (Unaudited)
  COMMON STOCK
  Balance, beginning of period                         $  9,061,064           $ 9,061,064
                                                       ------------          ------------

  Balance, September 30                                   9,061,064             9,061,064
                                                       ------------          ------------

  SURPLUS
  Balance, beginning of period                           27,473,395            27,494,890
  Issuance of common stock under stock option plan            9,117               (21,495)
                                                       ------------          ------------
  Balance, September 30                                  27,482,512            27,473,395
                                                       ------------          ------------

  UNDIVIDED PROFITS
  Balance, beginning of period                           83,156,834            69,896,759
  Net income                                             13,487,361            14,227,763
  Cash dividends declared                                (4,918,011)           (4,648,345)
                                                       ------------          ------------
  Balance, September 30                                  91,726,184            79,476,177
                                                       ------------          ------------

  TREASURY STOCK
  Balance, beginning of period                           (7,197,493)           (7,399,628)
  Issuance of common stock under stock option plan          267,434               202,135
  Purchase of treasury stock                             (1,216,625)                    --
                                                       ------------          ------------
  Balance, September 30                                  (8,146,684)           (7,197,493)
                                                       ------------          ------------

  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of period                            2,822,203              (324,307)
  Net other comprehensive income (loss)                  (3,534,787)            3,985,528
                                                       ------------          ------------
  Balance, September 30                                    (712,584)            3,661,221
                                                       ------------          ------------
  TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD            $119,410,492          $112,474,364
                                                       ============          ============


         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)


                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended September 30, 2002 and 2001 (Unaudited)

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain amounts have been reclassified in the September 30, 2001 financial statements to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting principally of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Contingency

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR"), a Notice of Intent to Assess additional state excise taxes of $3,102,504 plus interest of $462,797 through July 2, 2002. The assessment is based on a desk review of the financial institution excise return filed by the Bank for the years ended December 31, 1999 and 2000. The 2001 tax return had not yet been filed by the Bank as of the time of the DOR desk review. In September 2002, the Bank filed the 2001 tax return, excluding from its income $20.3 million of dividend distributions received from its real estate investment trust subsidiary.

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

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                        Net Interest Income, Net Interest Margin
                                                                            Three Months Ended September 30,
                                                       ---------------------------------------------------------------------------
                                                                      2002                                         2001
                                                       -----------------------------------     -----------------------------------
                                                         Average                 Average          Average                 Average
                                                         Balance     Interest     Yield           Balance     Interest     Yield
                                                       -----------------------------------     -----------------------------------
                                                                                (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities                   $    8,508    $   137       6.46%       $   19,858  $     306      6.17%
           CMOs                                            211,766      2,031       3.84%          188,609      2,466      5.23%
           U.S. Government agencies                         46,699        393       3.36%           12,777        172      5.38%
           State and municipal obligations                  18,111        144       3.17%           26,321        255      3.88%
           Other securities                                245,967      2,855       4.61%          244,412      3,264      5.30%
                                                        ----------    -------                   ----------   --------
                    Total securities                       531,051      5,560       4.17%          491,977      6,463      5.23%
                                                        ----------    -------                   ----------   --------
Loans:
           Commercial                                       84,270      1,177       5.47%           84,930      1,699      7.83%
           Commercial construction                          59,281        786       5.18%           51,533        922      7.00%
           Residential construction                         45,260        646       5.71%           48,173        776      6.44%
           Commercial mortgages                            277,986      5,241       7.38%          252,175      5,461      8.47%
           Industrial revenue bonds                          1,023         15       5.70%            1,246         19      6.20%
           Residential mortgages                           357,440      5,220       5.84%          431,542      6,820      6.32%
           Home equity                                      62,372        813       5.17%           46,231        817      7.01%
           Consumer                                          6,089        165      11.69%            8,514        217     10.74%
                                                        ----------    -------                   ----------   --------
                    Total loans                            893,721     14,063       6.22%          924,344     16,731      7.16%
                                                        ----------    -------                   ----------   --------
                    Total earning assets                 1,424,772     19,623       5.46%        1,416,321     23,194      6.49%
Cash and due from banks                                     37,637    -------                       39,432   --------
Non-earning assets
                                                            25,868                                  26,749
                                                        ----------                              ----------
                    Total assets                        $1,488,277                              $1,482,502
                                                        ==========                              ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                                 $  158,692        198       0.50%      $   143,054        172      0.48%
           Regular savings                                  87,109        252       1.15%           69,858        210      1.20%
           Money Market accounts                           298,687      1,380       1.83%          258,647      1,748      2.68%
           Certificates of Deposit of
               $100,000 or more                             38,913        281       2.87%           62,979        736      4.64%
           Other time deposits                             128,504      1,014       3.13%          176,316      2,251      5.06%
                                                        ----------    -------                   ----------    -------
                    Total interest bearing deposit     s   711,905      3,125       1.74%          710,854      5,117      2.86%
                                                        ----------    -------                   ----------    -------

Borrowings:
           Federal Home Loan Bank                          371,337      3,601       3.85%          391,857      4,857      4.92%
           Other short-term borrowings                      30,419         87       1.14%           31,510        199      2.51%
           Subordinated debt                                 5,000         71       5.67%            3,315         64      7.65%
                                                        ----------    -------                   ----------    -------
                    Total borrowings                       406,756      3,759       3.67%          426,682      5,120      4.76%
                                                        ----------    -------                   ----------

                    Total interest-bearing liabilities   1,118,661      6,884       2.44%        1,137,536     10,237      3.57%
                                                        ----------    -------                   ----------    -------


Demand deposits                                            241,870                                 229,346
Non-interest bearing liabilities                             6,384                                   7,789
Stockholders' equity                                       121,362                                 107,831
                                                        ----------                              ----------
                    Total liabilities & equity          $1,488,277                              $1,482,502
                                                        ==========                              ==========
Net interest income/interest rate spread                              $12,739       3.02%                     $12,957      2.92%
                                                                      =======                                 =======
Net interest margin (NII/Avg. Earning Assets)                                       3.55%                                  3.63%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
          Three Months Ended September 30, 2002 vs. September 30, 2001

Source and Use of  Funds

     Average interest bearing deposits increased $1.1 million or 1.5% when comparing the third quarter of 2002 with the same period in 2001. A decline in average time certificates of deposit of $71.9 miilion or 30.0% was offset by increases in all other interest bearing deposits (NOW accounts, money market accounts and regular savings accounts). Money market accounts, on average, increased $40.0 million or 15.5%, regular savings increased $17.3 million or 24.7%, and NOW accounts increased $15.6 million or 10.9%. Average non-interest bearing demand deposits increased $12.5 million or 5.5%. As compared to the same period in 2001, average borrowings from the Federal Home Loan Bank declined during the third quarter of 2002 by $20.5 million or 5.2% while other short-term borrowings also declined slightly by $1.1 million or 3.5%. The issuance of $5 million of Trust Preferred Securities during the third quarter of 2001 by CCBT Statutory Trust I, a subsidiary of the Company, provided an additional source of funds.

     When compared to the third quarter of 2001, average securities increased $39.1 million or 7.9% during the third quarter of 2002. This growth was led by an increase in U.S. Government agencies of $33.9 million or 265.5% and an increase in CMOs of $23.2 million or 12.3%. Other securities also increased slightly by $1.6 million or 0.64%. These increases were partially offset by declines in mortgage backed securities of $11.4 million or 57.2%. During the third quarter of 2002 as compared to 2001, average loans decreased $30.6 million or 3.3%. This decrease can be attributed to the decline in residential mortgages of $74.1 million or 17.2% as a result of payoffs as well as the Company's policy of selling fixed rate mortgages upon origination. Other categories of loans experiencing a decrease include residential construction, down $2.9 million or 6.0%, and consumer loans, down $2.4 million or 28.5%. These declines were partially offset by the increase in commercial construction and mortgage loans of $33.6 million or 11.0%.


Net interest income

     Net interest income for the three months ended September 30, 2002 was $12.7 million, which represented a decrease of 1.7% compared to the $13.0 million reported for the same period in 2001. The interest rate spread and net interest margin were 3.02% and 3.55%, respectively, for the quarter ended September 30, 2002 as compared to 2.92% and 3.63%, respectively, for the comparable period in 2001. Consistent with the current low interest rate environment, the variable rate costs of interest bearing liabilities has been reduced while, by contrast, the proportion of fixed and intermediate term adjustable rate earning assets has caused the gross yield on earning assets to decrease at a slower pace.

Provision for loan losses

     Recoveries on loans previously charged off exceeded charge-offs during the three months ended September 30, 2002 by $35,000. Management's assessment of the risks in the loan portfolio at September 30, 2002 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the third quarter of 2002.

Non-interest Income and Expense

     Non-interest income totaled $5.8 million for the quarter ended September 30, 2002, a decrease of 8.8% or $565 thousand compared to the $6.4 million earned during the comparable period in 2001. In addition to a $230 thousand loss on the sale of a fixed asset included in other income (loss), there was a significant decrease in the net gain on sales of loans, down $1.2 million compared to the third quarter of 2001 results which included the effect of a large sale of residential mortgages. Partially offsetting these decreases were increases in net gain on sales of securities of $246 thousand and electronic banking fees, up $253 thousand, due to increased transaction volume as well as new product offerings. In addition, insurance commissions increased $228 thousand as a result of planned growth in this area.

     For the three months ended September 30, 2002, non-interest expense totaled $12.6 million, an increase of 8.9% or $1.0 million over the $11.6 million expended during the same period in 2001. Salaries and employee benefits increased $1.1 million or 17.3% with a significant portion of this increase attributable to a performance-based bonus program and incentive program. The remainder of the increase is due to normal salary increases, increased insurance costs and additional staff for new locations.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Income taxes

     Applicable State and Federal income tax expense of $2.0 million for the quarter ended September 30, 2002 was 25.9% less than the $2.7 million recorded for the same quarter in 2001, a reflection of lower pretax net income. The combined effective State and Federal tax rate was 34% and 35% of pretax net income for the quarters ended September 30, 2002 and 2001, respectively.

Net income

     Consolidated net income was $3.9 million representing earnings per share of $0.45 for the three months ended September 30, 2002 as compared to $5.0 million or $0.58 per share for the comparable three months ended September 30, 2001. Annualized returns on average assets and average equity were 1.05 % and 12.87%, respectively, for the three months ended September 30, 2002 as compared to 1.35% and 18.59%, respectively, for the three months ended September 30, 2001.

             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                          Net Interest Income, Net Interest Margin
                                                                              Nine Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                   2002                                        2001
                                                    -----------------------------------          ----------------------------------
                                                      Average                Average               Average                Average
                                                      Balance    Interest     Yield                Balance    Interest     Yield
                                                    -----------------------------------          ----------------------------------
                                                                            (Dollar amounts in thousands)
ASSETS
Securities:
           Mortgage-backed securities               $    11,936    $   509       5.68%          $    31,263   $   1,525      6.50%
           CMOs                                         167,662      6,461       5.14%              184,507       8,748      6.32%
           U.S. Government agencies                      28,951        820       3.78%               16,963         682      5.36%
           State and municipal obligations               18,346        451       3.28%               22,851         736      4.30%
           Other securities                             249,271      7,823       4.20%              250,629      11,503      6.14%
                                                     ----------    -------                       ----------    --------
                     Total securities                   476,166     16,064       4.50%              506,213      23,194      6.12%
                                                     ----------    -------                       ----------    --------

Loans:
           Commercial                                    87,349      3,722       5.62%               86,140       5,456      8.35%
           Commercial construction                       55,609      2,178       5.16%               47,362       2,790      7.77%
           Residential construction                      44,897      1,935       5.75%               48,841       2,365      6.46%
           Commercial mortgages                         268,648     15,362       7.54%              244,867      16,418      8.84%
           Industrial revenue bonds                       1,077         46       5.66%                1,369          73      7.10%
           Residential mortgages                        364,479     16,458       6.02%              415,807      21,049      6.75%
           Home equity                                   59,228      2,254       5.09%               42,196       2,508      7.95%
           Consumer                                       6,584        518      10.52%                8,579         660     10.28%
                                                     ----------    -------                       ----------    --------
                     Total loans                        887,871     42,473       6.34%              895,161      51,319      7.60%
                                                     ----------    -------                       ----------    --------

                     Total earning assets             1,364,037     58,537       5.70%            1,401,374      74,513      7.07%
                                                                   -------                                     --------
Cash and due from banks                                  34,818                                      37,942
Non-earning assets                                       31,156                                      29,585
                                                     ----------                                  ----------
                     Total assets                    $1,430,011                                  $1,468,901
                                                     ==========                                  ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                             $   152,075        547       0.48%          $   137,959         577      0.56%
           Regular savings                               80,891        691       1.14%               66,260         702      1.42%
           Money Market accounts                        282,776      3,855       1.82%              246,626       5,868      3.18%
           Certificates of Deposit of
               $100,000 or more                          42,921        992       3.09%               96,856       4,197      5.79%
           Other time deposits                          137,120      3,541       3.45%              192,008       8,294      5.78%
                                                     ----------    -------                       ----------    --------
                     Total interest bearing             695,783      9,626       1.85%              739,709      19,638      3.55%
                        deposits                     ----------    -------                       ----------    --------
Borrowings:
           Federal Home Loan Bank                       357,153     10,659       3.99%              383,134      15,464      5.40%
           Other short-term borrowings                   26,435        199       1.01%               27,938         675      3.23%
           Subordinated debt                              5,000        215       5.75%                1,117          64      7.66%
                                                     ----------    -------                       ----------    --------
                     Total borrowings                   388,588     11,073       3.81%              412,189      16,203      5.26%
                                                     ----------    -------                       ----------    --------
                     Total interest-bearing           1,084,371     20,699       2.55%            1,151,898      35,841      4.16%
                        liabilities                                -------                                     --------

Demand deposits                                         219,072                                     205,908
Non-interest bearing liabilities                          8,661                                       8,168
Stockholders' equity                                    117,907                                     102,927
                                                     ----------                                  ----------
                     Total liabilities & equity      $1,430,011                                  $1,468,901
                                                     ==========                                  ==========
Net interest income/interest rate spread                           $37,838       3.15%                          $38,672      2.91%
Net interest margin (NII/Avg. Earning Assets)                      =======       3.71%                          =======      3.69%


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS

           Nine Months Ended September 30, 2002 vs. September 30, 2001

Source and Use of  Funds

     On average, interest bearing deposits decreased $43.9 million or 5.9% when comparing the first nine months of 2002 with the same period in 2001. This decline can be attributed to time certificates of deposit which decreased $108.8 million or 37.7% as a result of the maturity of a significant amount of one year certificates of deposit during the third quarter of 2001 as well as the reduction of interest rates being offered on these products. Partially offsetting the decrease in time deposits were increases in NOW accounts of $14.1 million or 10.2%, regular savings up $14.6 million or 22.1%, and money market accounts up $36.2 million or 14.7%. Average non-interest bearing demand deposits also increased $13.2 million or 6.4% for the first nine months of 2002 as compared to 2001. Average Federal Home Loan Bank borrowings declined by $26.0 million or 6.8% during the first nine months of 2002 when compared to the same period in 2001. An additional source of funds was the issuance of $5.0 million of Trust Preferred Securities during the third quarter of 2001 by CCBT Statutory Trust I, a subsidiary of the Company.

     Average loans decreased $7.3 million or 0.8% during the first nine months of 2002 as compared to 2001. On average, residential construction and mortgage loans declined by $55.3 million or 11.9% as a result of sales of residential mortgages while commercial construction and mortgage loans grew by $32.0 million or 11.0%. Average home equity loans increased 40.4% or $17.0 million, in large part due to lower rates on this prime-based product. Additional loan growth, on average, occurred in commercial loans, up $1.2 million or 1.4% while consumer loans declined $2.0 million or 23.3%. When compared to the first nine months of 2001, average securities declined in 2002 by $30.0 million or 5.9%. Substantial decreases in mortgage-backed securities, down $19.3 million or 61.8%, and CMO's, down $16.8 million or 9.1%, can be attributed to prepayments on these securities as a result of the decline in interest rates. Partially offsetting these decreases is an increase in U.S. Government agencies of 70.7% or $12.0 million.

Net interest income

     Net interest income was $37.8 million for the nine months ended September 30, 2002 as compared to $38.7 million for the same period in 2001, a decline of 2.2%. The spread and net interest margin ratios were 3.15% and 3.71%, respectively, for the nine months ended September 30, 2002 as compared to 2.91% and 3.69%, respectively, for the comparable 2001 period. The effect of lower interest rates on net interest income has been tempered somewhat by the maturity of higher-yield time certificates of deposit since the prior year. Also, consistent with the current low interest rate environment, the variable rate costs of interest bearing liabilities has been reduced while, by contrast, the proportion of fixed and intermediate term adjustable rate earning assets has caused the gross yield on earning assets to decrease at a slower pace. The improved interest rate spread and net interest margin results are also affected by the high proportion of transaction deposits having little or no interest cost as well as the Company's practice of match-funding 3 to 5 year fixed rate commercial loans with similar term FHLB Advances. This portfolio totalled $193 million at September 30, 2002 as compared with $171 million one year ago.

Provision for loan losses

     Recoveries on loans previously charged off exceeded charge-offs during the nine months ended September 30, 2002 by $170,000. Management's assessment of the risks in the loan portfolio at September 30, 2002 as well as the Company's recent loss experience, whereby recoveries have exceeded charge-offs since 1997, resulted in no provision for loan losses during the first nine months of 2002. The allowance for loan losses was 1.42% and 1.39% of total loans at September 30, 2002 and 2001, respectively.

Non-interest Income and Expense

     Non-interest income of $19.3 million for the nine months ended September 30, 2002, represented an increase of 16.0% compared to the $16.7 million earned during the same period in 2001. Net gain on sales of securities contributed $2.0 million to this increase while electronic banking fees increased $503 thousand as a result of increased volume of electronic transactions as well as new product offerings. Insurance commissions accounted for $887 thousand of the increase inclusive of a $398 thousand adjustment in the second quarter for the recognition of deferred insurance commissions for which no deferral is required. Partially offsetting these increases was a decrease in net gain on sales of loans, down $546 thousand from 2001 results which included the gain on a significant sale of residential mortgages as well as a $230 thousand loss on the sale of a fixed asset.

     During the first nine months of 2002, non-interest expenses totaled $36.5 million, an increase of 8.5% or $2.9 million over the $33.7 million expended during the comparable period last year. Salaries and employee benefits rose $2.4 million or 13.1%.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Approximately $500 thousand of this increase is attributable to expenses associated with an early retirement package offered to certain long-term employees during the second quarter of 2002. The remainder of this increase is a factor of normal salary increases, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. The increase of $480,000 or 39.6% in the all other expenses category is, in large part, attributable to an increase in expenses associated with the higher volume of electronic transactions as well as the offering of new electronic banking products. Also included in all other expenses in 2002 is a $50 thousand payment to the Commonwealth of Massachusetts Department of Revenue for a sales/use tax assessment. Buildings and equipment increased $481 thousand or 11.5%, as a result of increased expenses due to the addition of three new financial service offices and two new branches during the last year.

Income taxes

     Applicable State and Federal income tax expense of $7.0 million for the nine months ended September 30, 2002 was 6.0% less than the $7.4 million recorded for the same period in 2001, a reflection of lower pretax net income. The combined effective State and Federal tax rate was 34% of pretax net income for each period presented.

Net income

     Consolidated net income was $13.5 million representing earnings per share of $1.56 for the nine months ended September 30, 2002 as compared to $14.2 million or $1.65 per share for the comparable nine months ended September 30, 2001. Annualized returns on average assets and average equity were 1.26% and 15.25%, respectively, for the nine months ended September 30, 2002 as compared to 1.29% and 18.43%, respectively, for the nine months ended September 30, 2001.

               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

     The Company had $1.62 billion consolidated total assets, $973.9 million deposits and $119.4 million stockholders' equity at September 30, 2002. Its capital to assets ratio was 7.4%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2001, securities available for sale increased $127.6 million or 29.1%, gross loans decreased $12.3 million or 1.4%, deposits increased $70.5 million or 7.8% and borrowed funds increased $29.4 million or 7.1%.

Securities

     The adjusted cost and estimated market values of investment securities, which the Company classified as available for sale, at September 30, 2002 and December 31, 2001 were as follows:

                                                                  September 30, 2002
                                           ---------------------------------------------------------------
                                                                Gross             Gross          Estimated
                                           Amortized         Unrealized         Unrealized         Fair
                                             Cost               Gains             Losses           Value
                                             ----               -----             ------           -----
                                                         (Dollar amounts in thousands)
U.S. Government agency CMOs                 $ 65,575            $1,919             $  665         $ 66,829
Other U.S. Government agency obligations      67,213                68                 69           67,212
Other collateralized mortgage obligations    168,808               500              2,846          166,462
State and municipal obligations               15,944                --                 --           15,944
Other debt securities                        249,745             2,708              2,909          249,544
                                            --------            ------             ------         --------
    Totals                                  $567,285            $5,195             $6,489         $565,991
                                            ========            ======             ======         ========


PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                             December 31, 2001
                                                        -----------------------------------------------------------------
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
                                                         ========             ======             ======         ========


     Securities available for sale increased $127.6 million, from $438.3 million at December 31, 2001 to $566.0 million at September 30, 2002. Net gains from sales were $538 thousand and $3.2 million during the quarter and nine months ended September 30, 2002, respectively, compared to net gains of $292 thousand and $1.1 million, respectively, during the same periods in 2001.

     The investment securities portfolio is subject to changing valuations resulting from both changes in interest rates, and in credit quality during weak economic periods. Gross unrealized losses on other collateralized mortgage obligations and other debt securities increased from $0.5 and $1.1 million at June 30, 2002 to $2.8 and $2.9 million at September 30, 2002, respectively. Each of these categories includes an individual security that experienced a significant decrease in fair value as a result of market factors within the quarter. Collateralized mortgage obligations include an inverse interest-only security with an amortized cost of $3.0 million and a fair value of $0.9 million. Other debt securities include an asset-backed security with an amortized cost of $4.8 million and a fair value of $2.8 million for which there has been a credit downgrade. This security is supported by subordinate tranches that must absorb all credit losses before this security would be affected. This security is not in default as to either principal or interest, and if payments continue as they have been, it is anticipated that the security will pay out entirely within one year. Although management's assessment of these securities at September 30, 2002 supports their amortized costs, changes in future market conditions may result in the recognition of loss.


Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                               September 30,      December 31,
                                                   2002               2001
                                                   ----               ----
       Mortgage loans on real estate
           Residential                           $335,709           $376,504
           Commercial                             280,808            264,934
           Construction                           102,369             95,186
           Equity lines of credit                  63,865             53,336
       Other loans
           Commercial                              82,258             84,947
           Industrial revenue bonds                   977              1,163
           Consumer                                 5,992              8,221
                                                 --------           --------
                 Total loans                      871,978            884,291
           Less: Allowance for loan losses        (12,422)           (12,252)
                                                 --------           --------
                 Total portfolio loans, net      $859,556           $872,039
                                                 ========           ========

       Loans held for sale                       $ 14,084           $  8,349
                                                 ========           ========

     As shown in the table above, total loans decreased $12.3 million or 1.39% to $872.0 million at September 30, 2002 as compared to December 31, 2001, despite significant growth in the commercial mortgage, equity lines of credit and construction loan portfolios, up $15.9, $10.5 and $7.2 million, respectively. New residential mortgage originations of $39.3 million fixed rate and $34.0 million adjustable rate were achieved in the third quarter 2002. During the same period, the Company, consistent with its strategy of generally selling fixed rate mortgages, sold $46.2 million residential mortgages, producing net gains of $571.4 thousand.

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

Non performing assets and loan loss experience

     As shown in the following table non-performing assets were $3.5 million or ..22% of total assets at September 30, 2002 compared to $3.3 million or .23% of total assets at December 31, 2001. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, or 90 days past due if the loan is fully secured by real estate or other collateral held by the Bank.

                                                                   September 30,             December 31,
                                                                       2002                     2001
                                                                       ----                     ----
                                                                       (Dollar amounts in thousands)
        Nonaccrual loans                                              $1,999                   $1,802
        Loans past due 90 days or more and still accruing                 --                       --
        Property from defaulted loans                                  1,500                    1,500
                                                                      ------                   ------
        Total non-performing assets                                   $3,499                   $3,302
                                                                      ======                   ======
        Restructured troubled debt performing in
            accordance with amended terms, not included above         $  213                   $  224
                                                                      ======                   ======

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                                          Nine Months Ended September 30,
                                                           2002                      2001
                                                           ----                      ----
                                                           (Dollar amounts in thousands)
        Balance, beginning of period                      $12,252                  $12,154

        Provision for loan losses                               --                      --

        Charge-offs                                          (137)                   (276)

        Recoveries on loans previously charged off             307                     288
                                                          --------                 -------
        Balance, end of  period                           $ 12,422                 $12,166
                                                          ========                 =======



     Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the allowance for loan losses were unnecessary in 2002. The allowance represented 1.42% of total loans at September 30, 2002, 1.39% at December 31, 2001, and 1.39% at September 30, 2001. Although
management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses likely to result from loans in the current portfolio at September 30, 2002, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

     The Company had outstanding commitments to originate new residential and commercial mortgages of $25.2 million at September 30, 2002 and $40.3 million at December 31, 2001 which are not reflected on the consolidated statements of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:


                                  September 30, 2002          December 31, 2001
                                  ------------------          -----------------
    Commercial loans                       (Dollar amounts in thousands)
        Dealer floor plan             $  9,324                    $   9,997
        Lines of credit                 55,337                       45,469
        Other                            3,492                        4,845
    Commercial mortgages
        Construction                    37,308                       25,685
        Other                            7,736                       10,346
    Residential mortgages
         Home equity                    73,125                       61,891
    Consumer loans
         Lines of credit                 3,108                        2,969
                                      --------                     --------
                      Total           $189,430                     $161,202
                                      ========                     ========

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:

                                                        September 30, 2002         December 31, 2001
                                                        ------------------         -----------------
     Deposits
         Demand                                              $244,643                  $209,551
         NOW                                                  164,468                   149,109
         Money market                                         311,458                   185,156
         Other savings                                         87,150                   155,255
         Certificates of deposit greater than $100,000         38,946                    53,123
         Other time                                           127,223                   151,197
                                                             --------                  --------
             Total deposits                                  $973,888                  $903,391
                                                             ========                  ========


     Reflecting somewhat the seasonal nature of Cape Cod economy as discussed in "Liquidity" on page 18 herein, total deposits at September 30, 2002 are $70.5 million or 7.8% higher than total deposits at December 31, 2001. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

     Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At September 30, 2002, borrowed funds totaled $444.4 million, up 7.1% or $29.4 million compared to borrowed funds at December 31,2001.

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

PART I  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Stockholders' Equity

     The Company's capital to assets ratio was 7.37% at September 30, 2002 compared to 7.93% at December 31, 2001.

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of September 30, 2002.

                                                               Minimum              September 30, 2002
                                                              Regulatory          -----------------------
                                                              Guidelines          Company            Bank
                                                              -------------------------------------------
          Tier 1 leverage capital                                4.00%              8.01%           7.88%
          Tier 1 capital to risk-weighted assets                 4.00%             11.14%          10.95%
          Total capital to risk-weighted assets                  8.00%             12.30%          12.11%


     The Company's book value at September 30, 2002 was $13.90 per share compared to $13.38 per share at December 31, 2001.

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

     There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2002 from those presented in the Company's 2001 Annual Report.

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

                       Not applicable

ITEM 5.  Other information

                       Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         None

        (b) Reports on Form 8-K

            On August 14, 2002 a report on Form 8-K was filed by the Company pertaining to the "Regulation FD Disclosure".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):                   CCBT Financial Companies, Inc.
             -------------------------------------------------------------------


Date:                              November 14, 2002
     ---------------------------------------------------------------------------

   /s/   STEPHEN B. LAWSON, President and Chief Executive Officer
   -----------------------------------------------------------------------------
   Stephen B. Lawson,  President and Chief Executive Officer




   /s/   PHILLIP W. WONG, Executive Vice President and Chief Financial Officer
   -----------------------------------------------------------------------------
   Phillip W. Wong, Executive Vice President and Chief Financial Officer

CERTIFICATIONS
--------------


I, Stephen B. Lawson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CCBT Financial Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoloditated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -----------------


                  /s/ STEPHEN B. LAWSON, President and Chief Executive Officer
                  --------------------------------------------------------------
                  Stephen B. Lawson, President and Chief Executive Officer

CERTIFICATIONS
--------------


I, Phillip W. Wong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CCBT Financial Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      -----------------

         /s/ PHILLIP W. WONG, Executive Vice President & Chief Financial Officer
         -----------------------------------------------------------------------
         Phillip W. Wong, Executive Vice President and Chief Financial Officer