Form 10-K
CCBT FINANCIAL COMPANIES INC
filed 2003-03-24
CIK 1074972

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002- Commission File No. 000-25381

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

         (Registrant's telephone number, incl. area code): 508-394-1300
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
      None

           Securities registered pursuant to Section 12(g) of the Act:

   Title of class                      Name of each exchange on which registered
Common Capital Stock                          The Nasdaq Stock Market, Inc.


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $28.41 closing price on June 28, 2002, on the Nasdaq National Market was $243,560,720. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 4, 2003, 8,544,048 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the CCBT Financial Companies, Inc. Notice of Annual Meeting and definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. CCBT Financial Companies, Inc. (the "Company") cautions investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will", "result" and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company's control, including the following: changes in the volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, changes in legislation and changes in the assumptions used in making such forward-looking statements. In addition, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," beginning on Page 8 of this report, which readers should carefully review may result in these differences.

      Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions you that, while forward-looking statements reflect its good faith beliefs when the Company makes them, they are not guarantees of future performance and are impacted by actual events when they occur after the Company makes such statements. The Company expressly disclaims any responsibility to update its forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

                                     PART I

Item 1. Business.

General

      The Company was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 and is the bank holding company for Cape Cod Bank and Trust Company (the "Bank"), a national bank. Currently, the Company's business activities are conducted primarily through the Bank.

      Cape Cod Bank and Trust Company, N.A. is the main operating subsidiary of the Company and is a federally chartered commercial bank with trust powers. The Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of the Bank is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 33 other banking offices located in Barnstable and Plymouth Counties in Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation, of the Federal Reserve System and the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2002, the Bank employed 398 people on a full-time basis and another 54 people on a part-time basis.

      Financial information contained in this report for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the main operating subsidiary of the Company, financial information contained in this report for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Repurchase of Stock

      During the quarter ended March 31, 2002, the Company's Board of Directors authorized the repurchase of up to 220,000 shares of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 47,500 shares during 2002, at an average cost of $25.61 per share. The Board of Directors also authorized the repurchase, from time to time based on market conditions, of an additional 200,000 shares of common stock at its meeting held on January 23, 2003. Coupled with the shares remaining from the aforementioned repurchase program, the Company will have the ability to repurchase a total of 372,500 shares or approximately 4.3% of the stock currently outstanding.

Other

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

      In addition to the acquisition of the Agency, the Bank also acquired two branch banking offices, in Falmouth and Wareham, Massachusetts, from Fleet Bank during the second quarter of 2000. These branches added approximately $55 million in deposits at a 15.5% premium, at June 30, 2000.

      During the fourth quarter of 2002, the Bank formed a Massachusetts securities corporation, Cape Dune Holdings Corp., as a wholly-owned subsidiary of the Bank to purchase, hold, and/or sell securities.

      The Bank is the largest commercial bank headquartered in Barnstable County. It offers a wide range of banking and financial services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from, and makes substantially all of its loans to, individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail and wholesale businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population causes seasonal deposit growth.

      The Bank's principal sources of revenue are loans and investments, which accounted for 77% of gross income during 2002. Of the remaining portion, 5% was received from service charges related to deposit and branch banking activities. The balance was derived from Trust Department services income and other items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services, and insurance services. The Bank is working to become a full service retail financial company because of the favorable demographics in its market area. Currently 47% of its non-interest income is generated from advisor fees, brokerage fees and commissions, and insurance commissions. The Company also owns and maintains 42 automated teller machines which are connected to the AMEX, CIRRUS, NYCE, NOVUS/DISCOVER, MASTERCARD, VISA, STAR and PLUS networks. Trust Department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts.

      The Company's Web site is located at http://www.ccbt.com. On the Company's Web site, investors can obtain a copy of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission.

Recent Developments

      On March 5, 2003, the Company announced that it will accrue a liability in the first quarter of 2003 of approximately $5.1 million, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from a real estate investment trust subsidiary (a "REIT") for the 1999 through 2001 fiscal years, and the previously anticipated deduction for fiscal 2002 thus reducing earnings by $5.1 million in the first quarter of 2003. The accrued liability is the result of new legislation signed on March 5, 2003 by the Governor of Massachusetts that amends Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year and accrued the liability described above.

      CCBT Preferred Corp. ("CCBT Preferred") is a REIT formed by the Bank in the second quarter of 1999. Since that time and prior to the enactment of the new legislation discussed above, the Bank has taken a tax deduction under a Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions made by CCBT Preferred to the Bank. As previously announced, the Bank received notices of assessment from The Commonwealth of Massachusetts Department of Revenue ("DOR") for tax years ended December 31, 1999, 2000 and 2001 based on the DOR's contention that dividend distributions by CCBT Preferred to the Bank are fully taxable in Massachusetts. The Company is aware that the DOR has also sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT on their Massachusetts financial institution excise tax returns.

      The Company believes that this legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position.

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

      Competition for the attraction and retention of deposits arises primarily from other commercial banks, thrift institutions, co-operative banks, and credit unions having a presence within and around the market area served by the Bank's main office and its community branches and ATM network. There are approximately twelve of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms that offer stocks, bonds, mutual funds, and other investment alternatives to the general public. The Company competes on its ability to satisfy savers' and investors' requirements, such as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings. Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Regulation and Supervision

      In addition to the generally applicable state and federal laws governing businesses and employers, the Company is further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, the protection of consumers or classes of consumers or the furtherance of broad public policy goals, rather than the specific protection of stockholders of a bank or its parent company.

      Several of the more significant statutory and regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiaries are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and its subsidiaries. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company's business, prospects and operations, as well as those of its subsidiaries.

The Company

      General. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the Bank Holding Company Act, or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

      The Bank Holding Company Act--Activities and Other Limitations. The Bank Holding Company Act prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

      Unless a bank holding company becomes a financial holding company ("FHC") under the GLBA (as discussed below), the Bank Holding Company Act also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

      The Financial Services Modernization Legislation. The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional bank holding companies, such as the Company, that have not elected to be treated as financial holding companies. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

      Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

      In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the "Leverage Ratio") of 4.0%. Total average consolidated assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 4.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth.

      The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2002, the Company had a Tier I Risk Based Capital Ratio equal to 11.8% and a Total Risk Based Capital Ratio equal to 13.1% and a Leverage Ratio equal to 7.7%.

      U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities. Among other things, the Basel Committee rules, which are expected to be proposed formally for public comment in the next 6 months and are expected to become effective around 2006, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks.

      Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control of the bank holding company.

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

      Cash Dividends. Federal Reserve Board policy provides that a bank or a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

The Bank

      General. As a federally-chartered national bank, the Bank is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Relevant statutes and regulations govern, among other things, lending and investment powers, deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. The Bank is also subject to regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and acquisitions.

      Under the GLBA, the OCC permits national banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks to retain all existing subsidiaries.

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

      CRA. The CRA requires the OCC to evaluate the Bank's performance in helping to meet the credit needs of the community. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet community credit needs. Management believes the Bank is currently in compliance with all CRA requirements.

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

      Privacy. The OCC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

      USA Patriot Act. The USA Patriot Act of 2001 (the "USA Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Bank Holding Company Act or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

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

      The Bank's business is seasonal and is largely dependent upon the market area on Cape Cod. The Company experiences changes in its liquidity each year as a result of the dependence of its customer base on the seasonal tourist and vacation business on Cape Cod. The Bank receives substantially all of its deposits from and makes substantially all of its loans to individuals and businesses on Cape Cod. A decline in the economy on Cape Cod, or in the United States generally, may have a material adverse effect on the operating results of the Company.

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

      Fluctuations in interest rates may negatively impact the Company's business. Interest rates are highly sensitive to many factors beyond the Company's control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates, which are currently at historically low levels, and changes in the relationship between short term and long term interest rates. A decrease in current interest rates could further reduce the Company's interest income on loans and investment securities without a comparable reduction in interest expense because a substantial portion of the Company's deposits are held in low interest accounts. An increase in interest rates could reduce the demand for loans and, as a result, the amount of loan and commitment fees and the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate increases to the Company's allowance for loan losses. See "Quantitative and Qualitative Disclosures about Market Risk."

      The Company could be adversely impacted by applicable regulatory changes or modifications. The Company is subject to extensive regulation by federal and state governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. There can be no assurance that these laws, rules and regulations will not be modified in the future, which could make compliance much more difficult or expensive, restrict ability to originate, broker or sell loans or otherwise adversely affect business or prospects. See "Regulation and Supervision."

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      All officers of the Company and Bank were elected to their positions on April 25, 2002, except as noted in parentheses, to serve until the annual meeting on April 24, 2003 and until their successors are duly elected.

                                                                                   Date Appointed
                        Age at                  Title and Area of                    to Present         Date of
       Officer         12/31/02                  Responsibility                       Position        Employment
--------------------------------------------------------------------------------------------------------------------
Stephen B. Lawson         61    President, Chief Executive Officer and Director       10/08/98         12/06/65
Robert T. Boon            48    Executive Vice President                              01/04/01         04/01/85
John S. Burnett           56    Clerk                                                 10/08/98         09/07/71
Nancy S. Hardaway         50    Executive Vice President                             (10/20/02)        06/30/00
Robert R. Prall           59    Executive Vice President                              01/04/01         06/01/93
Larry K. Squire           55    Executive Vice President                              01/04/01         05/17/71
Phillip W. Wong           52    Executive Vice President/Chief Financial Officer     (11/04/02)        11/04/02

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

Robert T. Boon         Chief Trust Officer 10/13/95 (Bank)
                       Chief Investment Officer, 06/29/98 (Bank)
                       Executive Vice President, 01/04/01 (Bank)

John S. Burnett        Vice President, 12/11/80 (Bank)
                       Clerk, 10/08/98 (the Company)

Nancy S. Hardaway      Executive Vice President, Marketing, 10/20/02 (Bank)
                       Senior Vice President, 6/30/00 (Bank)
                       Director of Marketing & Sales, 3/01/99 (the Pinehills)
                       Sales Director, 5/01/93, (Kings Way Yarmouth Port)

Robert R. Prall        Sr. V.P., Loan Administration, 6/01/93 (Bank)
                       Chief Lending Officer, 1/01/97 (Bank)
                       Executive Vice President, 01/04/01 (Bank)

Larry K. Squire        Chief Operating Officer, 9/15/95 (Bank)
                       Executive Vice President, 01/04/01 (Bank)

Phillip W. Wong        Executive Vice President, CFO, 11/4/02 (Bank)
                       Executive Vice President, CFO, 11/4/02 (the Company)
                       Executive Vice President, CFO, 2/01/97 (Medford
                       Bancorp, Inc.)

Item 2. Properties.

A. Properties owned by the Bank - Banking Offices of Cape Cod Bank and Trust Company, N.A.:

         1)  307 Main Street, Hyannis - Main Office
         2)  835 Main Street, Osterville - Branch Office
         3)  536 Main Street, Harwichport - Branch Office
         4)  1095 Route 28, South Yarmouth - Branch Office
         5)  40 Main Street, Orleans - Branch Office
         6)  Shank Painter Road, Provincetown - Branch Office
         7)  121 Main Street, Buzzards Bay - Branch Office
         8)  119 Route 6A, Sandwich - Branch Office
         9)  Route 6A and Underpass Road, Brewster - Branch Office
        10)  700 Route 6A, Dennis - Branch Office
        11)  397 Palmer Avenue, Falmouth - Branch Office
        12)  693 Main Street, Chatham - Branch Office
        13)  Main Street, Wellfleet - Branch Office
        14)  249 Worcester Court, Falmouth - Branch Office
        15)  237 Main Street, Wareham - Branch Office
        16)  495 Station Avenue, South Yarmouth - Branch Office
        17)  350 Front Street, Marion - Branch Office
        18)  2 Market Crossing, Plymouth - Land, future Branch Office

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

B.    Rental of Bank Premises of Cape Cod Bank and Trust Company, N.A.:

         1)  Airport Rotary Circle, Hyannis - Branch Office
         2)  2 Barlow's Landing Road, Pocasset - Branch Office
         3)  1708 Falmouth Road, Centerville - Branch Office
         4)  519 Route 134, South Dennis - Branch Office
         5)  9 West Road, Skaket Corners, Orleans - Branch Office
         6)  31 Workshop Road, South Yarmouth - Customer Service Center
         7)  Village Green Shopping Ctr., N. Eastham - Branch Office
         8)  Nine Stop & Shop Locations on Cape Cod - Branch Offices
         9)  3206 Main Street, Barnstable Village - Branch Office
        10)  170 Commercial Street, Provincetown - Branch Office
        11)  64 King's Circuit, Kings Way, Yarmouth Port - Branch Office

      Certain rental properties are adjusted annually with the Consumer Price Index, include contingent expenses and have renewal options. While the Company has excellent relationships with its lessors, there is no guarantee that it will be able to renew any or all of said leases when they expire. The Company believes that its properties are adequate for its present needs.

Item 3. Legal Proceedings.

      The Bank has received notices of assessment from The Commonwealth of Massachusetts DOR for tax years ended December 31, 1999, 2000 and 2001 based on the DOR's contention that dividend distributions by CCBT Preferred, a REIT, to the Bank are fully taxable in Massachusetts. On March 5, 2003, the Governor of Massachusetts signed new legislation that amends Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year and will accrue a liability in the first quarter of 2003 with respect to the additional state tax liability. The Company believes that this legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position. See "Business--Recent Developments."

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The common stock of the Company is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter. According to the Company's transfer agent, there were approximately 925 stockholders of record as of February 28, 2003. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                                                   2002
                                 -----------------------------------------------------------------------
                                     First              Second             Third               Fourth
                                    Quarter            Quarter            Quarter             Quarter
                                 -------------      -------------       ------------       -------------
Market price:  High                   $ 28.00            $ 28.93            $ 27.79             $ 26.84
               Low                    $ 23.80            $ 24.70            $ 24.70             $ 24.00

Dividends declared
    per share                         $  0.19            $ 0.19             $ 0.19              $ 0.19

                                                                   2001
                                 -----------------------------------------------------------------------
                                     First              Second             Third               Fourth
                                    Quarter            Quarter            Quarter             Quarter
                                 -------------      -------------       ------------       -------------
Market price:  High                   $ 22.75            $ 29.99            $ 30.96             $ 26.00
               Low                    $ 18.63            $ 21.16            $ 23.70             $ 22.44

Dividends declared
    per share                         $  0.18            $ 0.18             $ 0.18              $ 0.18

Item 6. Selected Consolidated Financial Data.

                                               2002             2001              2000              1999              1998
                                           -------------    --------------    --------------    --------------    --------------
                                                (In thousands, except per share amounts)
Statement of Income Data:
    Interest and dividend income             $   77,237       $    97,755        $    93,969       $    79,107       $    73,978
    Interest expense                             29,118            44,555             45,624            38,311            36,211
                                           -------------    --------------    --------------    --------------    --------------
    Net interest income                          48,119            53,200             48,345            40,796            37,767
    Provision for loan losses                        --                --                 --                --                --
    Net gain on securities                        2,074             2,187                 85               234               384
    Other non-interest income                    20,875            20,735             16,126            18,034            13,377
    Non-interest expense                         48,945            46,036             38,226            32,517            30,921
                                           ------------     --------------    --------------    --------------    --------------
    Income before income taxes                   22,123            30,086             26,330            26,547            20,607
    Provision for income taxes                    7,683            10,622              9,101            10,086             8,050
                                           -------------    --------------    --------------    --------------    --------------
    Net income                               $   14,440       $    19,464        $    17,229       $    16,461       $    12,557
                                           =============    ==============    ==============    ==============    ==============

    Basic earnings per share                 $     1.68       $      2.26        $      2.00       $      1.85       $      1.39
    Diluted earnings per share                     1.67              2.25               2.00              1.85              1.38
    Cash dividends per share                       0.76              0.72               0.64              0.56              0.50

Balance Sheet Data:
    Total assets                             $1,481,883       $ 1,454,667        $ 1,403,919       $ 1,231,114       $ 1,177,530
    Securities available for sale               510,837           438,350            426,743           463,379           495,957
    Net loans                                   789,018           872,039            836,336           663,584           582,713
    Deposits - Non-interest bearing             229,033           209,551            201,904           167,624           160,966
             - Interest-bearing                 713,187           693,840            771,399           598,440           566,931
    Borrowings                                  397,840           420,049            315,807           367,309           358,113
    Stockholders' equity                        118,447           115,316             98,729            85,650            83,542
    Book value per share                     $    13.79       $     13.38        $     11.47       $      9.95       $      9.22

Selected Ratios:
    Return on average assets                      0.99%             1.32%              1.35%             1.35%             1.15%
    Return on average stockholders' equity       12.24%            18.43%             19.32%            19.60%            15.80%
    Average equity to average assets              8.10%             7.14%              6.97%             6.89%             7.28%
    Dividend payout ratio                        45.24%            31.86%             32.00%            30.27%            35.97%
    Net interest spread                           2.93%             3.07%              3.12%             2.77%             2.84%
    Net interest margin                           3.46%             3.77%              3.97%             3.49%             3.61%

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

      Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered on Cape Cod in Barnstable County, Massachusetts. The Bank's thirty-four banking offices are principally engaged in accepting deposits from individuals and businesses, and in making loans. The Bank also has a substantial Trust Department, managing assets in excess of $677 million at December 31, 2002 on behalf of its clients. The Bank's core market is comprised of retail and wholesale businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population causes seasonal deposit growth.

                              RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

2002 COMPARED WITH 2001

Source and Use of Funds. At December 31, 2002, total deposits of $942,220,000 were $38,829,000 or 4% greater than at the prior year-end. Demand deposits increased $19,482,000 or 9% and NOW deposits increased $21,975,000 or 15%. Money market deposits increased $26,563,000, or 10%, while other savings deposits increased by $15,824,000 or 22%. Consistent with the trend in market interest rates, lower rates offered on certificates of deposit caused customers to seek alternative products providing higher rates and/or increased liquidity, contributing to a lower year-end balance in these products in 2002 as compared with 2001. Certificates of deposit greater than $100,000 decreased $15,779,000, or 30%, and other time deposits decreased $29,236,000, or 19%, from the prior year-end. Similarly, the decrease in the average level of certificates of deposits in 2002, as customers sought higher rates and/or increased liquidity, modestly exceeded growth in average core deposits. On average for the year, total deposits of $926,448,000 were $11,581,000, or 1%, lower than the prior year average. Demand deposits were higher on average by $14,112,000 or 7% and NOW deposits were higher on average by $16,590,000 or 12%. On average, money market deposits were higher by $37,299,000 or 15% and other savings deposits increased $15,098,000 or 22% over the prior year. Average certificates of deposit greater than $100,000 decreased by $44,613,000 or 52% and average other time deposits decreased by $50,066,000 or 27%. Average Federal Home Loan Bank borrowings were $27,239,000 or 7% lower than the prior year average, while other short-term borrowings increased, on average, by $1,146,000 or 4%. As of year-end 2002, other short-term borrowings had declined from the prior year-end by $9,345,000 or 30%. The decrease in Federal Home Loan Bank borrowings at December 31, 2002 of $12,865,000 or 3% compared to the prior year includes a prepayment of $17,800,000 of borrowings scheduled to mature in 2005. The prepayment of these borrowings, carrying a weighted-average interest rate of 6.10%, will result in an annual improvement in pre-tax net interest income of approximately $675,000 over their remaining lives.

      At year-end 2002, loans totaled $801,402,000, reflecting a decrease of $82,889,000, or 9% when compared to the prior year-end. For interest rate risk concerns, the Company has elected not to hold long-term fixed rate residential mortgages in the current low mortgage interest rate environment. Sales of fixed rate residential mortgages throughout the year contributed to a decline of $114,409,000 or 30% in this category since the prior year-end. Partially offsetting this decrease were increases in all other real estate loan categories with commercial real estate loans up $18,524,000 or 7%, construction loans up $4,358,000 or 5%, and Equity Lines of Credit up $12,458,000 or 23%. On average for the year, total loans of $882,175,000 decreased from the prior year average by $12,323,000 or 1%. Residential mortgages decreased $54,259,000 on average or 13% while average commercial mortgages increased $22,919,000 or 9% and Equity Lines of Credit increased $16,290,000, on average, or 37%. Construction loans, on average, also increased $3,280,000 or 3% when compared to the prior year. During 2002, securities decreased by $9,805,000, on average, or 2%, with significant prepayments resulting in declines in mortgage-backed securities and collateralized mortgage obligations, down $18,311,000 or 63% and $14,127,000 or 7%, respectively. A portion of the prepayments received were reinvested in the securities portfolio resulting in increases in other securities, up $10,011,000 or 4%, and US Government agencies, up $17,940,000 or 106%. As of December 31, 2002, securities, including Federal Home Loan Bank and Federal Reserve Bank stock, were up by $72,487,000 or 16% when compared to the prior year-end with other debt securities comprising the majority of this increase, up $70,192,000 over the prior year-end balance.

      Net Interest Income. In 2002, net interest income was $48,119,000 as compared to $53,200,000 for the previous year, a decrease of 10%. In addition to a $1,900,000 penalty for the prepayment of Federal Home Loan Bank borrowings, the decline in net interest income can be attributed to reduced yields on earning assets and the inability to further reduce rates on non-term deposits. The net interest spread and net interest margin ratios were 2.9% and 3.5%, respectively, for the year ended December 31, 2002, as compared to 3.1% and 3.8%, respectively, for the prior year.

      Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 2002 by $132,000. Management's assessment of the risks in the loan portfolio at December 31,2002 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses in 2002. The allowance for loan losses was 1.55% and 1.39% of total loans at December 31, 2002 and 2001, respectively.

                              RESULTS OF OPERATIONS

      Other Income and Expense. Non-interest income increased by $28,000 over the prior year-end as increases in insurance commissions and electronic banking fees were offset by a decrease in the net gain on sale of loans. Insurance commissions increased by $989,000 over the prior year inclusive of a $398,000 adjustment for the recognition of previously deferred insurance commissions for which no deferral is required. Other categories of non-interest income which experienced significant increases over the prior year included electronic banking fees, up $498,000 as a result of increased transaction volume as well as the addition of new products, and brokerage fees and commissions which increased $183,000 as a result of the recognition of a full year of revenues on an investment advisory product which became a product of CCB&T Brokerage Direct, Inc. in April 2001. The net gain on the sale of loans decreased by $1,015,000 in 2002 as compared to 2001 results. This decrease can be attributed to the effect on prior year results of a $52 million loan sale from the residential mortgage portfolio in September 2001 as well as the increase in deferred costs recognized during 2002 as a result of the sale of current production fixed rate mortgages. The net gain on the sale of securities was negatively impacted during 2002 by a $1 million impairment loss recognized on an asset backed security due to increased delinquencies in its underlying collateral. Included in other income, which decreased by $311,000 when compared to 2001, was a $230,000 loss on the sale of a fixed asset.

      During 2002, non-interest expense increased $2,802,000 or 6% over 2001 results. Salaries and employee benefits increased $1,256,000, or 5%, a result of annual merit increases, increased staffing for newly opened financial centers, incentive commissions on financial services and an early retirement plan offered during the second quarter of 2002. These increases were partially offset by the $908,000 decrease in the Company's accrual for its Profit Incentive Plan. An increase in building and equipment expense of $855,000 can be attributed to the opening of six (6) locations since the prior year as well as amortization expense of computer software and depreciation of equipment. An increase in delivery and communications of $398,000 is largely due to increased telephone expense. Increased electronic banking expenses of approximately $350,000, included in all other expenses, are due to the higher volume of electronic transactions as well as the offering of new products.

      Provision for Income Taxes. As a result of lower pretax income for the year ended December 31, 2002, the provision for income taxes decreased by 28% to $7,683,000 from $10,622,000 in the prior year. These provisions reflect a combined effective federal and state income tax rate of 35% for both 2002 and 2001.

      Net Income. Net income of $14,440,000 for the year ended December 31, 2002 represents a decrease of $5,024,000 or 26% compared to 2001 results for the reasons described above. In 2002, basic earnings per share of $1.68 and diluted earnings per share of $1.67 both represent a decrease of $.58 when compared to 2001 results.

2001 COMPARED WITH 2000

      Source and Use of Funds. On average, deposits during 2001 increased from the prior year by $74,452,000 or 9% with core deposits, consisting of demand, NOW, money market, and savings accounts, accounting for $49,300,000, of this increase and time deposits accounting for the remaining $25,152,000. In contrast, total deposits of $903,391,000 at December 31, 2001 reflect a decrease of $69,912,000 or 7% when compared to the prior year-end. Core deposits increased by $50,682,000 or 8% while time deposits decreased by $120,594,000 or 37% from the prior year-end. The decrease in year-end balances in time deposits can be attributed to the maturity of a significant amount of one year certificates of deposit during the year following a special interest rate offered during 2000 as well as the decrease in the interest rate being offered on these products. Additional funds were raised through increased borrowings. Borrowings from the Federal Home Loan Bank increased in 2001, on average, by $100,877,000 or 34%, compared to the prior year. At December 31, 2001, these borrowings amounted to $384,314,000, an increase of $93,027,000 or 32% over year-end 2000. In addition, CCBT Statutory Trust I, a subsidiary of the Company, issued $5 million of Trust Preferred Securities during the third quarter of 2001; these funds are to be used to support growth and general corporate purposes.

      At December 31, 2001, total loans including loans held for sale were $892,640,000, an increase of $43,290,000 or 5% when compared to the prior year-end. This increase was primarily in the commercial mortgage portfolio, which increased $22,398,000 or 9%, as well as home equity lines of credit, which increased $15,959,000 or 43%. Residential mortgages, including loans held for sale, were lower at year-end 2001 by $9,582,000 or 2% due to the sale of $168,648,000 of residential mortgages during the year. On average, total loans increased $139,047,000 or 18.4% over the prior year. Average loan growth was led by residential mortgages, which increased $77,445,000 or 23%. Other loan categories, which experienced significant average growth include commercial mortgages, up $29,175,000 or 13%, and commercial construction loans, up $17,600,000 or 57%. Home equity lines of credit were higher, on average, by

                              RESULTS OF OPERATIONS

$13,362,000 or 432% than the prior year. At December 31, 2001, securities, including Federal Home Loan Bank and Federal Reserve Bank stock, were up by $13,039,000 or 3% over the prior year-end. The increase in other debt securities of $22,118,000 or 12% was partially offset by declines in collateralized mortgage obligations and U.S. Government agencies. On average, the increase in securities was $54,039,000 or 12% with other securities accounting for $42,671,000 of this increase, or 20%. Collateralized mortgage obligations were higher, on average, by $15,144,000 or 8% while U.S. Government agencies declined by $9,457,000 or 36%.

      Net Interest Income. Net interest income was $53,200,000 for the year ended December 31, 2001 as compared to $48,345,000 for the prior year, an increase of 10%. Lower yields on earning assets were offset by the increased volume of earning assets as well as lower yields on interest bearing liabilities. The net interest spread and net interest margin ratios were 3.1% and 3.8 % respectively, for the year ended December 31, 2001, compared to 3% and 4%, respectively for the year 2000.

      Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 2001 by $98,000. Despite overall growth in the loan portfolio in 2001, management's assessment of the risks in the loan portfolio at December 31, 2001 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses in 2001. The allowance for loan losses was 1.39% and 1.43% of total loans at December 31, 2001 and 2000, respectively.

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

                               FINANCIAL CONDITION

MATURITY STRUCTURE OF ASSETS AND LIABILITIES
AND SENSITIVITY TO CHANGES IN INTEREST RATES

Securities Available for Sale

      The Company invests its excess funds in a variety of investment structures, including collateralized mortgage obligations (CMOs) and other asset-backed securities, usually with short effective durations. All securities purchased are investment grade, nonetheless there exists the possibility of loss from time to time resulting from changes in credit risk, as these securities are collateralized with loans made by others, and from substantial changes in interest rate environments during volatile economic periods.

      The following tables reflect the Company's available-for-sale securities at December 31, 2002, by fixed and floating rates. Other securities are primarily comprised of collateralized mortgage obligations and asset-backed securities as outlined in Note 2 to the accompanying consolidated financial statements.

                                                                           Fixed Rate Securities
                                            -------------------------------------------------------------------------------------
                                                 U.S. Government                   State and                      Other
                                                     Agencies                      Municipal                    Securities
                                            --------------------------    --------------------------   --------------------------
                                                             Weighted                     Weighted                      Weighted
                                             Amortized       Average       Amortized      Average       Amortized       Average
                                               Cost           Yield          Cost           Yield         Cost           Yield
                                               ----           -----          ----           -----         ----           -----
                                                                             (Dollars in thousands)
Term to maturity:
One year or less                               $ 44,518         5.57%        $ 15,037         1.96%       $ 173,741        5.52%
Over one year through five years                 16,626         4.27%           3,376         4.63%         135,567        5.84%
Over five years                                      --           --            1,385         4.60%             210        2.54%
                                            -----------                   -----------                  ------------

Totals                                         $ 61,144         5.22%        $ 19,798         2.60%       $ 309,518        5.66%
                                            ===========                   ===========                  ============

      Included in fixed rate debt securities are $359,212,000 of CMOs, mortgage-backed securities, and other debt securities. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. The balance, largely fixed rate municipal securities, are distributed on the basis of contractual maturity.

                                                                           Floating Rate Securities
                                            -------------------------------------------------------------------------------------
                                                 U.S. Government                   State and                      Other
                                                     Agencies                      Municipal                    Securities
                                            --------------------------    --------------------------   --------------------------
                                                             Weighted                     Weighted                      Weighted
                                             Amortized       Average       Amortized      Average       Amortized       Average
                                               Cost           Yield          Cost           Yield         Cost           Yield
                                               ----           -----          ----           -----         ----           -----
                                                                             (Dollars in thousands)
Term to repricing/maturity:
One year or less                               $ 37,654         (0.79)%           $--           --%        $ 84,500        2.88%
Over one year through five years                     --            --              --           --               --          --
Over five years                                      --            --              --           --               --          --
                                            -----------                   -----------                  ------------

Totals                                         $ 37,654         (0.79)%           $--           --%        $ 84,500        2.88%
                                            ===========                   ===========                  ============

      At December 31, 2002, gross unrealized gains and gross unrealized losses on securities available for sale amounted to $4.8 million and $6.6 million, respectively.

                               FINANCIAL CONDITION

      The Company's investment securities are subject to market risk in the following ways. Of the investment securities owned as of December 31, 2002, $122,154,000 are floating rate instruments tied to various indices, primarily LIBOR. Lesser amounts are tied to Treasury rates and other indices. The majority of these floating rate instruments are subject to interest rate caps that range from 8% to 32%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about two years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $390,460,000 of securities are fixed-rate CMOs, mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. Because homeowners are less likely to refinance their mortgages at higher rates, an additional characteristic of CMOs and mortgage-backed securities is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. Almost all of the Company's fixed-rate CMOs have very short average lives and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

Loans

      The following tables reflect maturity/repricing information for commercial, construction and other loans. In both the fixed and floating rate loan tables, the category of Other Loans is primarily comprised of mortgage loans on real estate, including residential, commercial and equity lines of credit, as outlined in Note 3 to the accompanying consolidated financial statements.

                                                             Fixed Rate Loans
                                           ----------------------------------------------------
                                             Commercial        Construction          Other
                                               Loans              Loans              Loans
                                           ---------------    ---------------    --------------
                                                              (In thousands)
Term to maturity:
One year or less                                $   5,498           $ 30,907         $   1,130
Over one year through five years                    4,531              9,189            75,792
Over five years                                       585              1,837            46,792
                                           ---------------    ---------------    --------------

Totals                                          $  10,614           $ 41,933         $ 123,714
                                           ===============    ===============    ==============

      Included in fixed rate loans maturing in one year or less are $369,000 of customer account overdrafts.

                                                           Floating Rate Loans
                                           ----------------------------------------------------
                                             Commercial        Construction          Other
                                               Loans              Loans              Loans
                                           ---------------    ---------------    --------------
                                                              (In thousands)
Term to repricing/maturity:
One year or less                                $  64,143           $ 57,610         $ 332,977
Over one year through five years                    7,494                 --           154,897
Over five years                                     1,701                 --             6,319
                                           ---------------    ---------------    --------------

Totals                                          $  73,338           $ 57,610         $ 494,193
                                           ===============    ===============    ==============

      Most residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

                               FINANCIAL CONDITION

Deposits

      The remaining maturity of time certificates of deposit as of December 31, 2002 was as follows:

                                                         Fixed Rate
                                                 Certificates of Deposit
                                              -------------------------------
                                                More than        $100,000 or
                                                $100,000             Less
                                              -----------        -----------
                                                       (In thousands)
Remaining maturity:
    Three months or less                        $  8,945          $  38,332
    Over three months through six months           4,388             26,645
    Over six months through 12 months              3,822             23,613
    Over one year through five years              10,189             33,371
    Over five years                                   --                 --
                                              -----------        -----------

Totals                                          $ 37,344          $ 121,961
                                              ===========        ===========

      Other deposits may be withdrawn by the customer without notice or penalty. The rates paid thereon are reviewed each month and changed at the Company's option as often as indicated by changing market conditions.

      Generally, the Company's strategy is to price deposits in relation to rates available in the open market, including other financial institutions, and its liquidity needs based on factors that include loan demand. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowings

      The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 2002 was as follows:

                                                          Fixed Rate
                                                        FHLB Borrowings
                                                        ---------------
                                                         (In thousands)
Remaining maturity:
    Three months or less                                   $  216,700
    Over three months through six months                       20,000
    Over six months through 12 months                          16,650
    Over one year through five years                          100,494
    Over five years                                            17,606
                                                           ----------

Totals                                                     $  371,450
                                                           ==========

      Rates paid on other short-term borrowings change daily.

                               FINANCIAL CONDITION

Loans

      The following is a summary of loans outstanding as of the dates indicated:

                                                                      December 31,
                                   ---------------------------------------------------------------------------------
                                       2002             2001             2000             1999             1998
                                   -------------    -------------    -------------    -------------    -------------
                                                                    (In thousands)
Commercial loans                      $  83,953        $  84,947        $  76,275        $  77,776        $  70,767
Construction mortgage loans              99,544           95,186           87,978           68,809           47,940
Commercial mortgage loans               283,458          264,934          242,536          203,988          207,860
Industrial revenue bonds                    929            1,163            1,603            1,137            1,344
Residential mortgage loans              327,889          429,840          430,951          313,757          254,320
Consumer loans                            5,629            8,221            9,147            9,275           11,589
                                   -------------    -------------    -------------    -------------    -------------

      Total loans                     $ 801,402        $ 884,291        $ 848,490        $ 674,742        $ 593,820
                                   =============    =============    =============    =============    =============

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

Non-performing Assets and Loan Loss Experience

      Non-performing assets as of December 31 were as follows:

                                                               2002          2001          2000          1999          1998
                                                              ------        ------        ------        ------        ------
                                                                                      (In thousands)
Nonaccrual loans                                              $1,348        $1,802        $2,192        $1,777        $7,468
Loans past due 90 days or more and still accruing                 --            --            --            --            --
Property from defaulted loans                                  1,500         1,500         1,500         1,500            --
                                                              ------        ------        ------        ------        ------

Total non-performing assets                                   $2,848        $3,302        $3,692        $3,277        $7,468
                                                              ======        ======        ======        ======        ======
Restructured troubled debt performing in accordance
    with amended terms, not included above                    $  210        $  224        $  237        $  626        $  478
                                                              ======        ======        ======        ======        ======

                               FINANCIAL CONDITION

      Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral and in the process of collection.

      Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 2002, $7,240,000 of loans were included in this category, in addition to loans reported above. The Company's loan classification system also includes a category for loans that are monitored for possible deterioration in credit quality. At December 31, 2002, $9,371,000 of loans were included in this category. In addition, it is possible that there may be losses on other loans that have not been specifically identified.

      The changes in the allowance for loan losses and related charge-off (recovery) ratios for the years ended December 31 were as follows:

                                                        2002           2001           2000           1999           1998
                                                      --------       --------       --------       --------       --------
                                                                              (Dollars in thousands)
Balance, beginning of year                            $ 12,252       $ 12,154       $ 11,158       $ 11,108       $ 10,962

Provision for loan losses                                   --             --             --             --             --

Charge-offs:
    Commercial loans                                      (134)          (275)          (108)          (347)          (353)
    Construction mortgage loans                             --             --             --             --             --
    Commercial mortgage loans                               --             --             --           (186)           (86)
    Industrial revenue bonds                                --             --             --             --             --
    Residential mortgage loans                              --             --             --             --             (1)
    Consumer loans                                         (92)           (71)           (60)           (77)          (166)
                                                      --------       --------       --------       --------       --------
               Total charge-offs                          (226)          (346)          (168)          (610)          (606)
                                                      --------       --------       --------       --------       --------

Recoveries on loans previously charged off:
    Commercial loans                                       300            321            826            351            475
    Construction mortgage loans                             --             84             89             60             47
    Commercial mortgage loans                                8              6            216            190            174
    Industrial revenue bonds                                --             --             --             --             --
    Residential mortgage loans                               6             --             10             --             23
    Consumer loans                                          44             33             23             59             33
                                                      --------       --------       --------       --------       --------
               Total recoveries                            358            444          1,164            660            752
                                                      --------       --------       --------       --------       --------
Balance, end of year                                  $ 12,384       $ 12,252       $ 12,154       $ 11,158       $ 11,108
                                                      ========       ========       ========       ========       ========

Ratio of net charge-offs (recoveries) to                (0.01)%        (0.01)%       (0.013)%        (0.01)%        (0.03)%
    average loans outstanding                         ========       ========       ========       ========       ========


                               FINANCIAL CONDITION

      The allowance for loan losses, as of December 31, was allocated as follows:

                                                    2002             2001             2000             1999             1998
                                                  -------          -------          -------          -------          -------
                                                                                (In thousands)
Commercial loans                                  $ 1,789          $ 2,219          $ 1,502          $ 1,457          $ 1,578
Construction mortgage loans                           951              787              802              755              705
Commercial mortgage loans                           6,742            5,903            5,838            5,681            5,822
Industrial revenue bonds                               14               14               16               20               23
Residential mortgage loans                          1,812            2,335            3,361            2,725            2,460
Consumer loans                                      1,076              994              635              520              520
                                                  -------          -------          -------          -------          -------
                                                  $12,384          $12,252          $12,154          $11,158          $11,108
                                                  =======          =======          =======          =======          =======

      Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the allowance for loan losses were unnecessary in 2002. The allowance represented 1.55% of total loans at December 31, 2002, 1.39% of total loans at December 31, 2001, and 1.43% of total loans at December 31, 2000. Although management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses likely to result from loans in the current portfolio at December 31, 2002, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

Liquidity

      The Company normally experiences changes in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring.

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

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                   AVERAGE INTEREST RATES AND INTEREST SPREAD

      The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 2002. Nonaccrual loan balances have been included in their respective loan categories, which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 1.67%, 3.88% and 6.26% during 2002, 2001 and 2000, respectively.

                                                                    Years Ended December 31,
                                        -----------------------------------------------------------------------------
                                                          2002                                   2001
                                        -------------------------------------   -------------------------------------
                                          Average                    Average     Average                    Average
                                          Balance        Interest     Yield      Balance       Interest      Yield
                                        -----------      --------     -----    -----------     --------      -----
                                                                    (Dollars in thousands)
ASSETS
Securities:
      Mortgage-backed securities        $    10,942      $    617      5.64%   $    29,253     $  1,868       6.38%
      CMOs                                  180,336         7,114      3.94%       194,463       11,948       6.14%
      U.S. Government agencies               34,845         1,111      3.19%        16,905          869       5.14%
      State and municipal obligations        18,252           590      3.23%        23,571          948       4.02%
      Other securities                      262,263        11,016      4.20%       252,251       14,689       5.82%
                                        -----------      --------              -----------     --------
Total securities                            506,638        20,448      4.04%       516,443       30,322       5.87%
                                        -----------      --------              -----------     --------

Loans:
      Commercial                             85,589         4,815      5.63%        83,973        6,692       7.97%
      Commercial construction                56,923         2,928      5.14%        48,461        3,529       7.28%
      Residential construction               43,331         2,488      5.74%        48,513        3,038       6.26%
      Commercial mortgages                  271,784        20,833      7.67%       248,865       22,064       8.87%
      Industrial revenue bonds                1,048            60      5.73%         1,324           91       6.87%
      Residential mortgages                 356,494        21,941      6.15%       410,753       27,913       6.80%
      Home equity                            60,586         3,054      5.04%        44,296        3,245       7.33%
      Consumer                                6,420           670     10.44%         8,313          861      10.36%
                                        -----------      --------              -----------     --------
Total loans                                 882,175        56,789      6.44%       894,498       67,433       7.54%
                                        -----------      --------              -----------     --------

Total earning assets                      1,388,813        77,237      5.56%     1,410,941       97,755       6.93%
                                                         --------                              --------
Non-earning assets                           67,176                                 67,263
                                        -----------                            -----------
Total assets                            $ 1,455,989                            $ 1,478,204
                                        ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
      NOW accounts                      $   156,075           727      0.47%   $   139,485          745       0.53%
      Regular savings                        83,045           930      1.12%        67,947          932       1.37%
      Money Market accounts                 289,682         5,002      1.73%       252,384        7,143       2.83%
      Certificates of deposit of
          $100,000 or more                   41,642         1,266      3.04%        86,255        4,708       5.46%
      Other time deposits                   133,821         4,470      3.34%       183,887       10,024       5.45%
                                        -----------      --------              -----------     --------
Total interest-bearing deposits             704,265        12,395      1.76%       729,958       23,552       3.23%
                                        -----------      --------              -----------     --------

Borrowings:
      Federal Home Loan Bank                367,588        16,120      4.39%       394,827       20,090       5.09%
      Other short-term borrowings            29,905           318      1.06%        28,758          765       2.66%
      Subordinated debt                       5,000           285      5.70%         2,096          148       7.06%
                                        -----------      --------              -----------     --------
Total borrowings                            402,493        16,723      4.15%       425,681       21,003       4.93%
                                        -----------      --------              -----------     --------

Total interest-bearing liabilities        1,106,758        29,118      2.63%     1,155,639       44,555       3.86%
                                                         --------                              --------

Demand deposits                             222,183                                208,071
Non-interest-bearing liabilities              9,101                                  8,878
Stockholders' equity                        117,947                                105,616
                                        -----------                            -----------
Total liabilities and equity            $ 1,455,989                            $ 1,478,204
                                        ===========                            ===========

Net interest income/spread                               $ 48,119      2.93%                   $ 53,200       3.07%
                                                         ========                              ========
Net interest margin (NII/Avg.
   Earning Assets)                                                     3.46%                                  3.77%

                                                  Years Ended December 31,
                                          ---------------------------------------
                                                           2000
                                          ---------------------------------------
                                            Average                      Average
                                            Balance       Interest        Yield
                                          -----------     --------        -----
                                                   (Dollars in thousands)
ASSETS
Securities:
      Mortgage-backed securities          $    27,465     $  2,173        7.91%
      CMOs                                    179,319       13,189        7.36%
      U.S. Government agencies                 26,362        1,775        6.73%
      State and municipal obligations          19,678          921        4.68%
      Other securities                        209,580       14,621        6.97%
                                          -----------     --------
Total securities                              462,404       32,679        7.07%
                                          -----------     --------

Loans:
      Commercial                               77,352        7,529        9.73%
      Commercial construction                  30,861        2,899        9.39%
      Residential construction                 52,789        3,316        6.28%
      Commercial mortgages                    219,690       20,298        9.24%
      Industrial revenue bonds                  1,382          114        8.25%
      Residential mortgages                   333,308       23,199        6.96%
      Home equity                              30,934        3,001        9.70%
      Consumer                                  9,135          934       10.22%
                                          -----------     --------
Total loans                                   755,451       61,290        8.11%
                                          -----------     --------

Total earning assets                        1,217,855       93,969        7.72%
                                                          --------
Non-earning assets                             61,027
                                          -----------
Total assets                              $ 1,278,882
                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
      NOW accounts                        $   124,663          928        0.74%
      Regular savings                          66,057        1,339        2.03%
      Money Market accounts                   236,920        9,048        3.82%
      Certificates of deposit of
          $100,000 or more                     76,672        5,682        7.41%
      Other time deposits                     168,318        9,127        5.42%
                                          -----------     --------
Total interest-bearing deposits               672,630       26,124        3.88%
                                          -----------     --------

Borrowings:
      Federal Home Loan Bank                  293,950       18,098        6.16%
      Other short-term borrowings              25,579        1,402        5.48%
      Subordinated debt                            --           --          --
                                          -----------     --------
Total borrowings                              319,529       19,500        6.10%
                                          -----------     --------

Total interest-bearing liabilities            992,159       45,624        4.60%
                                                          --------

Demand deposits                               190,947
Non-interest-bearing liabilities                6,614
Stockholders' equity                           89,162
                                          -----------
Total liabilities and equity              $ 1,278,882
                                          ===========

Net interest income/spread                                $ 48,345        3.12%
                                                          ========
Net interest margin (NII/Avg.
   Earning Assets)                                                        3.97%

                      CHANGES IN NET INTEREST INCOME DUE TO
                           CHANGES IN VOLUME AND RATE

The effect on net interest income from changes in interest rates and in the amounts of interest-earning assets and interest-bearing liabilities is summarized in the following table. These amounts were calculated directly from the amounts included in the preceding table. The amount allocated to change in volume was calculated by multiplying the change in volume by the average of the interest rates earned or paid in the two periods. The amount allocated to change in rate was calculated by multiplying the change in rate by the average volume over the two periods. In 2002, the negative effect of changes in rate more than offset the positive contribution from changes in volume. Rates on earning assets decreased at a faster pace than the Company's ability to lower rates on interest-bearing liabilities. The improvement from changes in volume in 2002 was a result of the level of average interest-bearing liabilities decreased at a more rapid rate than the decrease in average earning assets. In 2001, declining rates had a negative impact on net interest income. However, the growth in earning assets exceeded the growth in interest bearing liabilities resulting in an increase in net interest income when compared to 2000.

                                                        2002 Compared to 2001                      2001 Compared to 2000
                                                  Change Due to Increase (Decrease)         Change Due to Increase (Decrease)
                                                ------------------------------------      ------------------------------------
                                                 Volume         Rate           Net        Volume          Rate           Net
                                                --------      --------      --------      --------      --------      --------
                                                                                (In thousands)
EARNING ASSETS
Securities:
     Mortgage-backed securities                 $ (1,100)     $   (151)     $ (1,251)     $    128      $   (433)     $   (305)
     CMOs                                           (712)       (4,122)       (4,834)        1,022        (2,263)       (1,241)
     U.S. Government agencies                        747          (505)          242          (561)         (345)         (906)
     State and municipal obligations                (193)         (165)         (358)          193          (166)           27
     Other securities                                502        (4,175)       (3,673)        2,729        (2,661)           68
                                                --------      --------      --------      --------      --------      --------
          Total securities                          (756)       (9,118)       (9,874)        3,511        (5,868)       (2,357)
                                                --------      --------      --------      --------      --------      --------

Loans:
     Commercial                                      110        (1,987)       (1,877)          586        (1,423)         (837)
     Commercial construction                         525        (1,126)         (601)        1,467          (837)          630
     Commercial mortgages                          1,895        (3,126)       (1,231)        2,642          (876)        1,766
     Industrial revenue bonds                        (17)          (14)          (31)           (5)          (18)          (23)
     Residential mortgages                        (3,513)       (2,459)       (5,972)        5,328          (614)        4,714
     Home equity                                   1,008        (1,199)         (191)        1,138          (894)          244
     Consumer                                       (197)            6          (191)          (85)           12           (73)
                                                --------      --------      --------      --------      --------      --------
          Total loans                               (189)       (9,905)      (10,094)       11,071        (4,650)        6,421
                                                --------      --------      --------      --------      --------      --------
Total earning assets                                (945)      (19,023)      (19,968)       14,582       (10,518)        4,064
                                                --------      --------      --------      --------      --------      --------

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
     NOW accounts                                     83          (101)          (18)           94          (277)         (183)
     Regular savings                                 188          (190)           (2)           32          (439)         (407)
     Money Market accounts                           850        (2,991)       (2,141)          514        (2,419)       (1,905)
     Certificates of deposit
         of $100,000 or more                      (1,896)       (1,546)       (3,442)          617        (1,591)         (974)
     Other time deposits                          (2,200)       (3,354)       (5,554)          846            51           897
                                                --------      --------      --------      --------      --------      --------
          Total interest-bearing deposits         (2,975)       (8,182)      (11,157)        2,103        (4,675)       (2,572)
                                                --------      --------      --------      --------      --------      --------
Borrowings:
     Federal Home Loan Bank                       (1,291)       (2,679)       (3,970)        5,644        (3,652)        1,992
     Other short-term borrowings                      21          (468)         (447)          129          (766)         (637)
     Subordinated debt                               185           (48)          137            74            74           148
                                                --------      --------      --------      --------      --------      --------
          Total borrowings                        (1,085)       (3,195)       (4,280)        5,847        (4,344)        1,503
                                                --------      --------      --------      --------      --------      --------
          Total interest-bearing liabilities      (4,060)      (11,377)      (15,437)        7,950        (9,019)       (1,069)
                                                --------      --------      --------      --------      --------      --------

Net changes due to volume/rate                  $  3,115      $ (7,646)     $ (4,531)     $  6,632      $ (1,499)     $  5,133
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

      The Company's investment portfolio mix consists primarily of collateralized mortgage obligations, including certain interest-only securities, and other debt securities, asset backed securities, collateralized with pools of loans and obligations issued by others. The Company's investment policy provides for purchases to be of investment quality and short duration. The Company's loan portfolio is concentrated in residential and commercial real estate loans from southeastern Massachusetts. Both the investment and loan portfolio have performed well during the recent reporting period. However, the probability exists for losses from both investments and loans during periods of significant interest rate and economic volatility.

      The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders' equity) would decline. At December 31, 2002, it is estimated that an increase in interest rates of 100 basis points (for example, an increase in the prime rate from 4.5% to 5.5%) would reduce the value of net assets by $5,429,000. On the other hand, if interest rates were to decrease, the value of net assets would increase.

      Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is generally true of the Company's earnings. If interest rates were to increase, net interest income would increase because the Company has more interest-earning assets than it has interest-bearing liabilities and because much of this excess amount reprices within a short period of time. As a result, net interest income is instead generally subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. During 2003, the Company increased its proportion of short-term fixed rate investments to total investments to protect yields. Accordingly, if interest rates were to decrease by 100 basis points (for example, a decrease in the prime rate from 4.5% to 3.5%) it is estimated that net interest income would decrease by $1,733,000. On the other hand, if interest rates were to increase, net interest income would increase.

      At December 31, 2001, it was estimated that the value of the net assets of the Company would decline by $19,420,000 if interest rates were to increase by 200 basis points and that the Company's net interest income would decline by $6,014,000 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Company.

Item 8. Financial Statements and Supplementary Data.

                           FINANCIAL STATEMENTS INDEX

                                                                           Page
                                                                           ----

o   Independent Auditors' Reports                                            28

o   Consolidated Balance Sheets at December 31, 2002 and 2001                30

o   Consolidated Statements of Income for the Three Years Ended
         December 31, 2002                                                   31

o   Consolidated Statements of Cash Flows for the Three Years Ended
         December 31, 2002                                                   32

o   Consolidated Statements of Comprehensive Income for the Three Years
         Ended December 31, 2002                                             33

o   Consolidated Statements of Changes in Stockholders' Equity for the
         Three Years Ended December 31, 2002                                 33

o   Notes to Consolidated Financial Statements                               34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
    CCBT Financial Companies, Inc.

      We have audited the accompanying consolidated balance sheets of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.
-------------------------

Boston, Massachusetts
January 30, 2003, except for Note 11 as to which the date is March 5, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
    CCBT Financial Companies, Inc.

      We have audited the accompanying consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity of CCBT Financial Companies, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CCBT Financial Companies, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Grant Thornton LLP

Boston, Massachusetts
February 9, 2001

                         CCBT FINANCIAL COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                         --------------------------
ASSETS                                                                       2002           2001
                                                                         -----------    -----------
                                                                            (Dollars in thousands)
Cash and due from banks                                                  $    60,057    $    51,205
Short term interest-bearing deposits                                             741         10,857
Securities available for sale, at fair value                                 510,837        438,350
Federal Home Loan Bank stock, at cost                                         23,503         23,503
Federal Reserve Bank stock, at cost                                            1,235          1,235
Loans held for sale                                                           37,332          8,349

                Total loans                                                  801,402        884,291
Less:  Allowance for loan losses                                             (12,384)       (12,252)
                                                                         -----------    -----------
Net loans                                                                    789,018        872,039
                                                                         -----------    -----------

Premises and equipment                                                        20,602         18,496
Deferred tax asset, net                                                        5,572          2,620
Accrued interest receivable on securities and loans                            5,982          6,368
Intangible assets                                                              6,314          7,690
Foreclosed real estate                                                         1,500          1,500
Other assets                                                                  19,190         12,455
                                                                         -----------    -----------

                Total assets                                             $ 1,481,883    $ 1,454,667
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $   942,220    $   903,391
Federal Home Loan Bank borrowings - short-term                               205,700        200,000
Other short-term borrowings                                                   21,391         30,735
Federal Home Loan Bank borrowings - long-term                                165,750        184,314
Subordinated debt                                                              5,000          5,000
Accrued interest payable on deposits and borrowings                            1,501          2,410
Post retirement benefits payable                                               3,710          3,293
Employee profit sharing retirement and bonuses payable                         3,017          4,214
Due to broker for securities settlement                                       11,627             --
Other liabilities                                                              3,286          5,990
                                                                         -----------    -----------
                Total liabilities                                          1,363,202      1,339,347
                                                                         -----------    -----------

Minority interest                                                                234              4
                                                                         -----------    -----------

Commitments and contingencies (Notes 5 and 12)

Stockholders' equity:
    Common stock, $1.00 par value; 12,000,000 shares authorized;
        9,061,064 shares issued                                                9,061          9,061
        Surplus                                                               27,484         27,473
        Undivided profits                                                     91,042         83,157
        Treasury stock, at cost (470,266 shares -
        2002; 440,641 shares - 2001)                                          (8,122)        (7,197)
        Accumulated other comprehensive income (loss)                         (1,018)         2,822
                                                                         -----------    -----------
              Total stockholders' equity                                     118,447        115,316
                                                                         -----------    -----------

              Total liabilities and stockholders' equity                 $ 1,481,883    $ 1,454,667
                                                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                       --------------------------------
                                                         2002        2001        2000
                                                       --------    --------    --------
                                                     (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                           $ 56,789    $ 67,433    $ 61,289
  Interest on short term interest-bearing deposits          302         514       1,043
  Taxable interest income on securities                  18,613      27,489      28,996
  Tax-exempt interest income on securities                  590         934         910
  Dividends on securities                                   943       1,385       1,731
                                                       --------    --------    --------
     Total interest and dividend income                  77,237      97,755      93,969
                                                       --------    --------    --------

INTEREST EXPENSE
  Interest on deposits                                   12,395      23,552      26,123
  Interest on Federal Home Loan Bank borrowings          16,120      20,090      18,098
  Interest on other short-term borrowings                   318         765       1,403
  Interest on subordinated debt                             285         148          --
                                                       --------    --------    --------
     Total interest expense                              29,118      44,555      45,624
                                                       --------    --------    --------
Net interest income                                      48,119      53,200      48,345
Provision for loan losses                                    --          --          --
                                                       --------    --------    --------
Net interest income, after provision for loan losses     48,119      53,200      48,345
                                                       --------    --------    --------

NON-INTEREST INCOME
  Financial advisor fees                                  6,807       6,909       6,433
  Deposit account service charges                         2,210       2,130       1,968
  Branch banking fees                                     3,086       3,110       3,074
  Electronic banking fees                                 2,496       1,998       2,001
  Loan servicing and other loan fees                        (98)         59         233
  Brokerage fees and commissions                          1,494       1,311       1,033
  Net gain on securities                                  2,074       2,187          85
  Net gain on sales of loans                              1,941       2,956          88
  Insurance commissions                                   2,562       1,573         810
  Other income                                              377         688         486
                                                       --------    --------    --------
     Total non-interest income                           22,949      22,921      16,211
                                                       --------    --------    --------

NON-INTEREST EXPENSE
  Salaries                                               18,659      17,653      14,400
  Employee benefits                                       8,415       8,164       6,227
  Building and equipment                                  6,289       5,434       4,889
  Data processing                                         2,567       2,600       2,321
  Accounting and legal fees                               1,130         955         771
  Other outside services                                  2,301       2,277       2,218
  Amortization of intangibles                             1,225       1,583         851
  Delivery and communications                             2,296       1,898       1,564
  Marketing and advertising                               1,875       1,774       1,253
  All other expenses                                      4,103       3,720       3,786
                                                       --------    --------    --------
     Total non-interest expense                          48,860      46,058      38,280
                                                       --------    --------    --------
 Minority interest                                           85         (23)        (54)
                                                       --------    --------    --------
 Income before income taxes                              22,123      30,086      26,330
 Provision for income taxes                               7,683      10,622       9,101
                                                       --------    --------    --------
 Net income                                            $ 14,440    $ 19,464    $ 17,229
                                                       ========    ========    ========

 Basic earnings per share                              $   1.68    $   2.26    $   2.00
 Diluted earnings per share                            $   1.67    $   2.25    $   2.00
 Average shares outstanding - basic                       8,613       8,613       8,608
 Average shares outstanding - diluted                     8,649       8,647       8,614
 Cash dividends declared per share                     $   0.76    $   0.72    $   0.64

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                   -----------------------------------------
                                                                       2002           2001           2000
                                                                   -----------    -----------    -----------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    14,440    $    19,464    $    17,229
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of fixed and intangible assets         4,308          4,284          3,226
    Net amortization (accretion) of securities                           1,335         (5,610)         4,892
    Amortization of net deferred loan costs                                414          1,309            744
    Net gain on securities                                              (2,074)        (2,187)           (85)
    Deferred income tax benefit                                           (169)          (370)          (622)
    Net gain on sale of loans                                           (1,941)        (2,956)           (88)
    Net change in:
      Loans held for sale, net                                           4,141         (5,709)          (661)
      Accrued interest receivable                                          386         (1,317)        (1,620)
      Accrued expenses and other liabilities                            (4,393)           154          3,008
      Other, net                                                        (6,115)        (1,538)          (101)
                                                                   -----------    -----------    -----------
            Net cash provided by operating activities                   10,332          5,524         25,922
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                        51,424        (86,431)      (176,952)
Proceeds from sale of portfolio loans                                       --         52,841         12,188
Maturities of available-for-sale securities                            713,688        514,544        248,980
Purchases of available-for-sale securities                            (873,168)      (656,605)      (312,852)
Sales of available-for-sale securities                                  92,736        143,661         97,908
Purchases of premises and equipment                                     (5,428)        (4,563)        (4,150)
Purchase of Federal Home Loan Bank and
    Federal Reserve Bank stock                                              --         (1,431)           (84)
Acquisition of branch offices                                               --             --         35,874
Acquisition of 51% of insurance subsidiary                                  --             --         (1,199)
                                                                   -----------    -----------    -----------
            Net cash used by investing activities                      (20,748)       (37,984)      (100,287)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                     38,829        (69,912)       151,972
Federal Home Loan Bank borrowings                                    1,858,250      1,855,224      2,001,324
Repayments of Federal Home Loan Bank borrowings                     (1,871,114)    (1,762,197)    (2,058,000)
Net increase in other short-term borrowings                             (9,344)         6,215          5,174
Proceeds from issuance of subordinated debt                                 --          5,000             --
Purchase of treasury stock                                              (1,217)            --             --
Issuance of common stock under stock option plan                           303            181             --
Cash dividends paid on common stock                                     (6,555)        (6,204)        (5,513)
                                                                   -----------    -----------    -----------
            Net cash provided by financing activities                    9,152         28,307         94,957
                                                                   -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                    (1,264)        (4,153)        20,592
Cash and cash equivalents at beginning of year                          62,062         66,215         45,623
                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year                           $    60,798    $    62,062    $    66,215
                                                                   ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                       $    30,022    $    46,404    $    44,479
    Income taxes                                                        10,974         11,050          8,968
Non-cash transactions:
    Net change in due to/from broker for securities settlement          11,627           (757)           556
    Transfer from loans to loan held for sale                           31,183             --             --

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                         2002         2001         2000
                                                                      ---------    ---------    ---------
                                                                                (In thousands)
Net income                                                            $  14,440    $  19,464    $  17,229
                                                                      ---------    ---------    ---------
Unrealized holding  (losses) gains on securities available for sale      (4,549)       7,596        2,458
Reclassification of gains on securities realized in income               (2,074)      (2,187)         (85)
                                                                      ---------    ---------    ---------
Net unrealized (losses) gains                                            (6,623)       5,409        2,373
Related tax effect                                                        2,783       (2,263)      (1,010)
                                                                      ---------    ---------    ---------
Net other comprehensive income (loss)                                    (3,840)       3,146        1,363
                                                                      ---------    ---------    ---------

Comprehensive income                                                  $  10,600    $  22,610    $  18,592
                                                                      =========    =========    =========

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Years Ended December 31,
                                                                      -----------------------------------
                                                                         2002         2001         2000
                                                                      ---------    ---------    ---------
                                                                                (In thousands)
COMMON STOCK
Balance, beginning and end of year                                    $   9,061    $   9,061    $   9,061
                                                                      ---------    ---------    ---------

SURPLUS
Balance, beginning of year                                               27,473       27,495       27,495
Issuance of common stock under stock option plan                             11          (22)          --
                                                                      ---------    ---------    ---------
Balance, end of year                                                     27,484       27,473       27,495
                                                                      ---------    ---------    ---------

UNDIVIDED PROFITS
Balance, beginning of year                                               83,157       69,897       58,181
Net income                                                               14,440       19,464       17,229
Cash dividends declared and paid                                         (6,555)      (6,204)      (5,513)
                                                                      ---------    ---------    ---------
Balance, end of year                                                     91,042       83,157       69,897
                                                                      ---------    ---------    ---------

TREASURY STOCK
Balance, beginning of year                                               (7,197)      (7,400)      (7,400)
Purchase of treasury stock (47,500 shares)                               (1,217)          --           --
Issuance of common stock under stock option plan
    (17,875 and 12,375 shares, respectively)                                292          203           --
                                                                      ---------    ---------    ---------
Balance, end of year                                                     (8,122)      (7,197)      (7,400)
                                                                      ---------    ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year                                                2,822         (324)      (1,687)
Net other comprehensive income (loss)                                    (3,840)       3,146        1,363
                                                                      ---------    ---------    ---------
Balance, end of year                                                     (1,018)       2,822         (324)
                                                                      ---------    ---------    ---------

  TOTAL STOCKHOLDERS' EQUITY, END OF YEAR                             $ 118,447    $ 115,316    $  98,729
                                                                      =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2002, 2001 and 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of business -- The activities of CCBT Financial Companies, Inc. (the "Company") are conducted primarily through its subsidiary, Cape Cod Bank and Trust Company (the "Bank"). The Bank provides loans, deposits, trust and investment services, and insurance products to businesses and consumers primarily located in southeastern Massachusetts.

      Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and CCBT Statutory Trust I (See Note 7). All inter-company accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements. Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the 2002 presentation.

      Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the valuation of foreclosed real estate and the valuation of mortgage servicing rights.

      Cash and cash equivalents -- Cash and cash equivalents include amounts due from banks, short term interest-bearing deposits and federal funds sold, all of which mature within 90 days.

      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2002, these reserve balances amounted to $10,599,000.

      Securities -- Securities held for investment that the Company has the positive intent and ability to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are securities that might be sold prior to maturity to meet needs for liquidity or for the purchase of alternative investments. These securities are stated at fair value. Unrealized gains and losses on such securities, if any, are credited or charged to other comprehensive income net of any related tax effect. Trading securities are securities which are bought and held principally for the purpose of selling them in the near term. At December 31, 2002 and 2001, the Company did not own any held-to-maturity or trading securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations and the financial condition of the issuer. For asset-backed securities, management also considers data related to delinquency and loss trends, as well as collateral support levels available. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are generally recognized in interest income using the interest method over the terms of the securities. For interest only securities, the interest method is based on the outstanding principal balances of the underlying assets.

      Loans -- Loans are reported at their principal balance outstanding, adjusted for deferred fees and costs and charge-offs. Loan fees, net of the direct cost of origination, are deferred and taken into income over the life of the loan using the interest method.

      Interest income on loans is recognized when accrued. Accrual of interest income on loans is discontinued when it is doubtful whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral. Past due status is based on contractual terms of the loan. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Interest collected on nonaccrual loans is credited to interest income when received. When doubt exists as to the ultimate collection of principal on a loan, the estimated loss is included in the provision for loan losses.

                         CCBT FINANCIAL COMPANIES, INC.

      Loans held for sale -- Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

      Impaired loans -- A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans that have been determined to be impaired are also classified as nonaccrual.

      Mortgage servicing rights -- The fair value of the right to service loans is capitalized when loans are sold to other investors and is amortized against servicing income over the estimated life of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan types and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

      Allowance for loan losses -- The allowance for loan losses is an estimate of the amount necessary to provide an adequate allowance to absorb probable losses in the current loan portfolio. This amount is determined by management based on a regular evaluation of the loan portfolio and considers such factors as loan loss experience, nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings of the periods in which they become known.

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

      Foreclosed real estate -- Foreclosed real estate is carried at the lower of the amount of the related loan or the estimated market value of the assets received, less estimated selling costs. Foreclosed real estate includes properties where the Company has actually received title or taken possession. Provisions or losses subsequent to acquisition, operating income and expenses, and gains or losses from the sale of properties are credited or charged to income, while costs relating to improving real estate are capitalized.

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

                         CCBT FINANCIAL COMPANIES, INC.

      Intangibles -- The core deposit intangible arising from the acquisition of two branch banking offices during 2000 is being amortized on a straight-line basis over 7 years. Prior to January 1, 2002, goodwill, arising from the acquisition of Murray & MacDonald Insurance Services, Inc., was being amortized on a straight-line basis over 5 years. Effective January 1, 2002, goodwill is no longer amortized, but is evaluated for impairment (See "Accounting changes").

      Marketing expense -- The Company charges to marketing expense any advertising related expenses at the time they are incurred.

      Stock compensation plans -- At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note
6. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ending December 31, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans.

                                                          2002            2001            2000
                                                       ----------     -----------     -----------
                                                          (In thousands, except per share data)
Net income as reported                                  $ 14,440       $ 19,464        $ 17,229
Additional expense had the Company
    adopted SFAS No. 123                                    (403)          (182)           (107)
Related tax benefit                                          168             76              45
                                                       ----------     -----------     -----------

Pro-forma net income                                    $ 14,205       $ 19,358        $ 17,167
                                                       ==========     ===========     ===========

Basic earnings per share, as reported                   $   1.68       $   2.26        $   2.00
Pro-forma basic earnings per share                      $   1.65       $   2.25        $   1.99
Diluted earnings per share, as reported                 $   1.67       $   2.25        $   2.00
Pro-forma diluted earnings per share                    $   1.64       $   2.24        $   1.99

      Provision for income taxes -- The provision for income taxes includes deferred income taxes arising as a result of reporting certain items of revenue and expense in different periods for tax and financial reporting purposes. Resultant deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which they are expected to be settled.

      Earnings per share -- Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to purchase common stock were exercised, resulting in the issuance of common stock that then shared in the earnings of the Company.

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

                         CCBT FINANCIAL COMPANIES, INC.

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. The Company's brokerage and insurance activities are not material to the Company's consolidated financial statements. Net income for the year ended December 31, 2002 for such activities amounted to $163,000 and $174,000, respectively. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      Accounting changes -- The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142. On October 31, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, "Business Combinations" and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. This Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used. As a result, effective January 1, 2002, the Company's goodwill, which amounted to $803,000 at December 31, 2002, is no longer amortized but is evaluated for impairment and the Company's core deposit intangibles continue to be amortized over their estimated useful lives. The adoption of SFAS Nos. 141, 142 and 147 did not have a material impact on the Company's consolidated financial statements.

      In December, 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others", to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company's consolidated financial statements.

      Subsequent accounting change -- In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The liability shall be recognized at fair value. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

                         CCBT FINANCIAL COMPANIES, INC.

(2)   SECURITIES AVAILABLE FOR SALE

      The amortized cost and estimated fair values of securities available for sale, with gross unrealized gains and losses, follows:

                                                        December 31, 2002
                                            --------------------------------------------
                                                         Gross       Gross      Estimated
                                            Amortized  Unrealized  Unrealized     Fair
                                              Cost       Gains       Losses       Value
                                            --------    --------    --------    --------
                                                           (In thousands)
U.S. Government agency CMOs                 $ 63,131    $    685    $     22    $ 63,794
Other U.S. Government agency obligations      24,635          51          41      24,645
Other collateralized mortgage obligations    105,136         238         258     105,116
Interest only securities                      14,444       1,359       2,206      13,597
State and municipal obligations               19,798          --          --      19,798
Other debt securities                        285,470       2,472       4,055     283,887
                                            --------    --------    --------    --------

    Totals                                  $512,614    $  4,805    $  6,582    $510,837
                                            ========    ========    ========    ========

                                                        December 31, 2001
                                            --------------------------------------------
                                                         Gross       Gross      Estimated
                                            Amortized  Unrealized  Unrealized     Fair
                                              Cost       Gains       Losses       Value
                                            --------    --------    --------    --------
                                                           (In thousands)
U.S. Government agency CMOs                 $105,836    $    830    $    290    $106,376
Other U.S. Government agency obligations      14,254         158          48      14,364
Other collateralized mortgage obligations     60,460         341          63      60,738
Interest only securities                      17,009       2,911         857      19,063
State and municipal obligations               24,114          --          --      24,114
Other debt securities                        211,831       2,672         808     213,695
                                            --------    --------    --------    --------

    Totals                                  $433,504    $  6,912    $  2,066    $438,350
                                            ========    ========    ========    ========

      The net unrealized gain or loss on securities available for sale is included net of tax in accumulated other comprehensive income.

      Gross proceeds from the sale of available for sale securities were $92,736,000 in 2002. Gross gains of $3,229,000 and gross losses of $155,000 were realized on those sales. In addition, the Company recognized a loss of $1,000,000, which resulted from the write-down of a debt security available for sale which experienced a decline in value that was deemed to be other-than-temporary.

      Gross proceeds from the sale of available for sale securities were $143,661,000 in 2001. Gross gains of $2,464,000 and gross losses of $277,000 were realized on those sales.

      Gross proceeds from the sale of available for sale securities were $97,908,000 in 2000. Gross gains of $410,000 and gross losses of $325,000 were realized on those sales.

                         CCBT FINANCIAL COMPANIES, INC.

      The amount of income tax expense attributable to net gains in 2002, 2001 and 2000 was $868,000, $915,000 and $35,000, respectively.

      The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                      Amortized          Fair
                                                        Cost            Value
                                                      ---------       ---------
                                                            (In thousands)

Due in one year on less                               $  27,761       $  27,796
Due after one year through five years                    49,053          49,077
Due after five years through ten years                   46,613          45,627
Due after ten years                                     389,187         388,337
                                                      ---------       ---------

                                                      $ 512,614       $ 510,837
                                                      =========       =========

      At December 31, 2002, securities with an estimated fair value of $21,391,000 were pledged to secure borrowings from the U.S. Treasury and securities sold subject to agreements to repurchase.

(3)   LOANS, NET

      The following is a summary of loans outstanding as of the dates indicated:

                                                             December 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
                                                           (In thousands)
Mortgage loans on real estate:
    Residential                                       $ 262,095       $ 376,504
    Commercial                                          283,458         264,934
    Construction                                         99,544          95,186
    Equity lines of credit                               65,794          53,336

Other loans:
    Commercial                                           83,953          84,947
    Consumer                                              5,629           8,221
    Industrial revenue bonds                                929           1,163
                                                      ---------       ---------
          Total loans                                   801,402         884,291
Less: Allowance for loan losses                         (12,384)        (12,252)
                                                      ---------       ---------

          Total loans, net                            $ 789,018       $ 872,039
                                                      =========       =========

      The Company enters into banking transactions in the ordinary course of its business with related parties such as directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to related parties at December 31, 2002 and 2001 was $10,037,000 and $4,895,000,
respectively. During 2002, new loans to related parties amounted to $20,355,000 and repayments amounted to $15,213,000. The total amount of deposits from related parties at December 31, 2002 and 2001 was $19,365,000 and $3,257,000, respectively.

      Nonaccrual loans at December 31, 2002 and 2001 amounted to $1,348,000 and $1,802,000, respectively. Interest income, which would have been accrued on nonaccrual loans, had they performed in accordance with the terms of their contracts, for the year ended December 31, 2002 was $77,000. Interest income recognized on nonaccrual loans in 2002 amounted to $35,000.

                         CCBT FINANCIAL COMPANIES, INC.

      The Company's business is primarily in southeastern Massachusetts, and many of the Company's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $322,085,000 and $197,553,000 at December 31, 2002 and 2001, respectively.

      The following summarizes mortgage servicing rights capitalized and amortized for the years ended December 31:

                                                    2002        2001        2000
                                                  ------      ------      ------
                                                          (In thousands)

Mortgage servicing rights capitalized             $1,444      $  585      $  42
                                                  ======      ======      ======

Mortgage servicing rights amortized               $  707      $  357      $ 147
                                                  ======      ======      ======

      Mortgage servicing rights included in Other Assets at December 31, 2002 and 2001 were $2,088,000 and $1,351,000, respectively. The estimated fair values of these rights were $2,279,000 and $1,433,000, respectively.

(4)   ALLOWANCE FOR LOAN LOSSES

      The changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                 2002        2001        2000
                                               --------    --------    --------
                                                        (In thousands)

Balance, beginning of year                     $ 12,252    $ 12,154    $ 11,158
Provision for loan losses                            --          --          --
Charge-offs                                        (226)       (346)       (168)
Recoveries on loans previously charged-off          358         444       1,164
                                               --------    --------    --------

Balance, end of year                           $ 12,384    $ 12,252    $ 12,154
                                               ========    ========    ========

      The following is a summary of information pertaining to impaired loans:

                                                                      December 31,
                                                                  ------------------
                                                                   2002        2001
                                                                  ------      ------
                                                                    (In thousands)
Impaired loans without a valuation allowance                      $   --      $   --
Impaired loans with a valuation allowance:
    Commercial loans                                                  43         468
    Commercial mortgage loans                                        121         148
                                                                  ------      ------
           Total impaired loans                                   $  164      $  616
                                                                  ======      ======
Valuation allowance related to impaired loans                     $   35      $  347
                                                                  ======      ======

                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                   2002        2001        2000
                                                                  ------      ------      ------
                                                                         (In thousands)
Average investment in impaired loans                              $  346      $  528      $1,052
                                                                  ======      ======      ======
Interest income recognized on impaired loans                      $   69      $  112      $  183
                                                                  ======      ======      ======
Interest income recognized on a cash basis on impaired loans      $   69      $  112      $  183
                                                                  ======      ======      ======

                         CCBT FINANCIAL COMPANIES, INC.

(5)   PREMISES AND EQUIPMENT

      The cost and accumulated depreciation and amortization of premises and equipment are as follows:

                                                             December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                             (In thousands)
Premises:
    Land                                                $  3,069       $  2,769
    Buildings                                             12,021         10,188
    Leasehold improvements                                 5,079          4,513
Equipment                                                 21,431         19,447
                                                        --------       --------
                                                          41,600         36,917
Accumulated depreciation and amortization                (20,998)       (18,421)
                                                        --------       --------

                                                        $ 20,602       $ 18,496
                                                        ========       ========

      Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $3,083,000, $2,700,000 and $2,375,000, respectively.

      Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2012. Annual rental expenses under these leases were $1,268,000 in 2002, $1,003,000 in 2001 and $959,000 in 2000. The
total rental commitments under non-cancelable leases for future years are $4,989,000, excluding amounts payable under Consumer Price Index escalator provisions in certain leases which become effective in 2003 and later years. Annual commitments are $1,290,0000 in 2003, $1,235,000 in 2004, $843,000 in
2005, $406,000 in 2006, $372,000 in 2007, and a total of $843,000 for the years
2008 through 2012. Certain of these leases also contain renewal options.

(6)   EMPLOYEE BENEFITS

      Retirement and Incentive Plans
      ------------------------------

      The Company has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Company contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,708,000 in 2002, $1,352,000 in 2001 and $1,154,000 in 2000. Also in 2002, 2001 and 2000, bonuses were accrued under the provisions of the Company's Profit Incentive Plan totaling $1,205,000, $2,098,000 and $1,750,000, respectively, and paid in the year following.

      Employee Stock Ownership Plan
      -----------------------------

      At December 31, 2002 and 2001, the Company's Employee Stock Ownership Plan ("ESOP") held 34,773 shares and 36,691 shares, respectively, of the Company's common stock, all of which were allocated to employees. There were no contributions to the ESOP from the Company in 2002, 2001 or 2000.

      Post-Retirement Benefit Plan
      ----------------------------

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

      SFAS No. 106 requires that the expected expense be recognized over the period that employees render the

                         CCBT FINANCIAL COMPANIES, INC.

service making them eligible for this benefit rather than when the premiums are actually paid following retirement. SFAS No. 106 will increase the amount of expense over the transitional period during which expense will be charged for both the expense of current premiums and to build up a reserve of approximately $4,400,000 for future premiums.

      The following table sets forth the plan's funded status reconciled with the amount included in the Company's statement of condition:

                                                                     December 31,
                                                                  ------------------
                                                                   2002       2001
                                                                  -------    -------
                                                                    (In thousands)
Accumulated post-retirement benefit obligation:
    Retirees                                                      $ 1,142    $ 1,081
    Fully eligible active plan participants                         1,193      1,032
    Other plan participants                                         2,164      1,539
                                                                  -------    -------

                                                                  $ 4,499    $ 3,652
                                                                  =======    =======

                                                                     Years Ended December 31,
                                                                  -----------------------------
                                                                   2002       2001       2000
                                                                  -------    -------    -------
                                                                          (In thousands)
Plan assets at fair value                                         $    --    $    --    $    --
                                                                  -------    -------    -------
Accumulated post-retirement benefit obligation at
    beginning of year                                               3,652      3,633      3,040
Service cost                                                          209        222        172
Interest cost                                                         250        268        234
Actuarial (gain) loss                                                 525       (352)       292
Benefit payments                                                     (137)      (119)      (105)
                                                                  -------    -------    -------
Accumulated post-retirement benefit obligation
    at end of year                                                  4,499      3,652      3,633
                                                                  -------    -------    -------
Accumulated post-retirement benefit obligation
     in excess of plan assets                                       4,499      3,652      3,633
Unrecognized net gain from past experience different
     from that assumed and from changes in assumptions                305        860        516
Unrecognized net obligation at transition                          (1,098)    (1,208)    (1,318)
                                                                  -------    -------    -------

Unfunded accrued post-retirement benefit expense                  $ 3,706    $ 3,304    $ 2,831
                                                                  =======    =======    =======

        Net periodic post-retirement benefit expense included the following components:

                                                                     Years Ended December 31,
                                                                  -----------------------------
                                                                   2002       2001       2000
                                                                  -------    -------    -------
                                                                          (In thousands)
Service cost - benefits attributed to service during the year     $   209    $   222    $   172
Interest cost on accumulated post-retirement benefit obligation       250        268        234
Amortization of transition obligation over 20 years                   110        110        110
Amortization of gain                                                 (306)      (516)      (831)
Asset gain deferred                                                   277        508        807
                                                                  -------    -------    -------

Net periodic post-retirement benefit cost                         $   540    $   592    $   492
                                                                  =======    =======    =======

      For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003; the rate was assumed to decrease to 8% by 2004 and decrease by .5% per year through 2010 to 5% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase

                         CCBT FINANCIAL COMPANIES, INC.

the accumulated post-retirement benefit obligation as of December 31, 2002 by $68,000 and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year then ended by $5,000.

      The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% at December 31, 2002 and 7.0% at December 31, 2001 and 2000.

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

Stock Option Plans
------------------

      In 1997, the Company adopted a Stock Option Plan for Employees and in 2001, the Company adopted a Stock Option Plan for Directors. Options for up to 620,000 shares may be granted under these plans. Options become exercisable over a period of four years at a rate of 25% per year and expire after ten years.

      The table below shows the number of stock options that were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited or expired.

                                                                         Years Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                   2002                            2001                            2000
                                        ----------------------------    ----------------------------    ----------------------------
                                                         Weighted                        Weighted                        Weighted
                                                         Average                         Average                         Average
                                                         Exercise                        Exercise                        Exercise
                                          Shares          Price           Shares          Price           Shares          Price
                                        -----------    -------------    -----------    -------------    -----------    -------------
Outstanding, beginning of year             300,625        $ 20.95          159,500        $ 17.22          104,000        $ 16.72
Granted                                     83,000          26.27          157,000          24.24           61,500          18.00
Exercised                                  (17,875)         16.93          (12,375)         14.60               --             --
Forfeited                                   (5,625)         19.16           (3,500)         20.94           (6,000)         16.60
                                        -----------                     -----------                     -----------

Outstanding, end of year                   360,125        $ 22.40          300,625        $ 20.95          159,500        $ 17.22
                                        ===========                     ===========                     ===========

Exercisable, end of year                   122,000        $ 19.65           69,625        $ 17.23           42,500        $ 16.47
                                        ===========                     ===========                     ===========

      The following table summarizes information about stock options outstanding at December 31, 2002:

                                     Remaining
                                     Years in
        Exercise        Number       Contractual          Number
         Price       Outstanding        Life            Exercisable
       ----------  ---------------  ---------------  ---------------
         $13.38          10,000         4.35                10,000
         $20.75          20,000         5.12                20,000
         $19.25           3,750         5.87                 3,750
         $17.38          10,500         6.04                 6,750
         $16.38           7,000         6.84                 4,875
         $15.06          17,000         6.92                12,000
         $18.00          56,875         7.93                27,375
         $22.44          34,000         8.68                 7,750
         $24.80         118,000         8.93                29,500
         $26.21          32,000         9.32                    --
         $26.30          51,000         9.95                    --
                     ----------                          ---------

                        360,125                            122,000
                     ==========                          =========

                         CCBT FINANCIAL COMPANIES, INC.

      A value at the time of grant was calculated for each option using the Black-Scholes option pricing model with an estimated average option life of five years and using the five-year averages of price volatility of the Company's common stock, dividend yield, and a risk-free rate equal to the five-year Treasury rate. The table below shows these assumptions and the weighted-average fair value of the options which were granted.

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------

Weighted average volatility                       28.80%      28.82%      27.03%
Weighted average dividend                          3.08%       3.11%       3.16%
Weighted average risk-free rate                    3.60%       4.48%       5.26%
Weighted average fair value per share
    of options granted during the year           $ 5.90      $ 5.77      $ 4.26

Stock Appreciation Rights
-------------------------
      The Company has also entered into stock appreciation rights agreements with selected employees who are paid the amount by which a certain number of shares exceeds its value at the time the agreement was entered into. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. Compensation expense applicable to stock appreciation rights is not material. No stock appreciation rights were exercisable at December 31, 2002. The table below shows the amount of stock appreciation rights which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited, or expired.

                                                                    Years Ended December 31,
                                   -----------------------------------------------------------------------------------------
                                              2002                            2001                            2000
                                   ----------------------------    ----------------------------    -------------------------
                                                    Weighted                        Weighted                        Weighted
                                                    Average                         Average                         Average
                                                    Price at                        Price at                        Price at
                                     Shares         Issuance         Shares         Issuance         Shares         Issuance
                                   -----------    -------------    -----------    -------------    -----------    ----------
Outstanding, beginning of year         20,900        $20.03            14,700         $17.82            8,100         $17.62
Granted                                    --            --             6,900          24.52            7,100          18.00
Forfeited                              (1,300)       $18.82              (700)         18.13             (500)         16.95
                                   -----------                     -----------                     -----------

Outstanding, end of year               19,600        $20.11            20,900         $20.03           14,700         $17.82
                                   ===========                     ===========                     ===========

      The following table summarizes information about stock appreciation rights outstanding at December 31, 2002:

                                                         Remaining
                                                         Years in
                   Price at             Number          Contractual
                   Issuance          Outstanding           Life
                   -----------  -------------------  -------------

                     $19.25             3,000              5.86
                     $16.38             3,800              6.84
                     $18.00             6,100              7.93
                     $24.52             6,700              8.97
                                  --------------
                                       19,600
                                  ==============

                         CCBT FINANCIAL COMPANIES, INC.

(7)   DEPOSITS AND BORROWED FUNDS

        The following summarizes deposits and borrowed funds outstanding:

                                                                 December 31,
                                                           ---------------------
                                                               2002         2001
                                                           --------     --------
                                                              (In thousands)
Deposits:
    Demand                                                 $229,033     $209,551
    NOW                                                     171,084      149,109
    Money market                                            294,295      267,732
    Other savings                                            88,503       72,679
    Certificates of deposit greater than $100,000            37,344       53,123
    Certificates of deposit $100,000 or less                121,961      151,197
                                                           --------     --------

        Total deposits                                     $942,220     $903,391
                                                           ========     ========

      Maturities of time certificates of deposit as of December 31, 2002 are $115,745,000 in 2003, $10,718,000 in 2004, $8,801,000 in 2005, $4,995,000 in
2006, and $19,046,000 in 2007.

                                                             December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                            (In thousands)
Borrowed funds:
    Federal Home Loan Bank                             $371,450         $384,314
    Other short term borrowings                          21,391           30,735
    Subordinated debt                                     5,000            5,000
                                                       --------         --------

        Total borrowed funds                           $397,841         $420,049
                                                       ========         ========

      The contractual maturities of borrowings from the Federal Home Loan Bank of Boston ("FHLBB") as of December 31, 2002, are $253,350,000 in 2003, $20,645,000 in 2004, $19,223,000 in 2005, $40,216,000 in 2006, $20,410,000 in
2007, and $17,606,000 in years thereafter. These borrowings bear interest rates between 1.30% and 7.35% with a weighted average interest rate of 3.15%. The Company also has an IDEAL Way Line of Credit with the FHLBB. The unused balance at December 31, 2002 and 2001 was $5,000,000. These borrowings are collateralized by the Company's residential mortgage loans and securities. At December 31, 2002 the Company's outstanding FHLBB borrowings exceeded the amount of qualified collateral, as defined by the FHLBB, by $42,806,000. The Company is working with the FHLBB to reduce borrowings and return to compliance with their agreement with the FHLBB. In addition, the Company established a line of credit in 2001 of $7,000,000 for the purchase of federal funds from SunTrust Bank. The Company may also borrow from the Federal Reserve Bank if necessary.

      Other short-term borrowings at December 31, 2002 and 2001 consisted of a demand note payable to the U.S. Treasury of $3,652,000 and $4,708,000, respectively, and securities sold subject to agreements to repurchase of $17,739,000 and $26,027,000, respectively, which mature overnight. The weighted average interest rate on these borrowings was .62% and .87% as of December 31, 2002 and 2001, respectively. These borrowings are collateralized by the pledge of securities.

      During the third quarter of 2001, CCBT Statutory Trust I was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in subordinated debentures issued by the Company. A total of $5 million of floating rate Trust Preferred Securities were issued and are scheduled to mature in 2031, callable at the option of the Company after July 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of April, July, October and January. The Trust Preferred Securities are presented in the consolidated balance sheets of the Company as Subordinated Debt. The Company records distributions payable on the Trust Preferred Securities as interest on subordinated debt in its consolidated statements of income.

                         CCBT FINANCIAL COMPANIES, INC.

(8)   STOCKHOLDERS' EQUITY

      The Company (on a consolidated basis) and the Bank are required to meet certain regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. As of December 31, 2002 and 2001, management believes the Company and the Bank met all regulatory capital requirements and the Bank satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act. Management believes that there have been no subsequent events or conditions that have affected the well-capitalized category of the Company or the Bank.

      For risk-based capital requirement purposes, some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the balance sheet. The risk-based capital regulations assign one of four weights to assets -- 0%, 20%, 50% or 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. For the periods presented, most of the investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 2002 and 2001, the net risk-weighted assets of the Company were $997,685,000 and $1,044,191,000, while the net risk-weighted assets of the Bank were $997,348,000 and $1,043,796,000.

      For purposes of total capital, stockholders' equity and all or a portion of the allowance for loan losses can be used to meet capital requirements. The allowance for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 2002 and 2001, respectively, $12,384,000 and $12,252,000 of the allowance for loan losses could be used toward risk-based capital requirements.

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

                         CCBT FINANCIAL COMPANIES, INC.

      The Corporation's and the Bank's actual and required capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table.

                                                                                                             Minimum
                                                                                                            To Be Well
                                                                                Minimum                 Capitalized Under
                                                                                Capital                 Prompt Corrective
                                                     Actual                   Requirement               Action Provisions
                                          --------------------------    -------------------------    -------------------------
                                             Amount          Ratio         Amount         Ratio         Amount         Ratio
                                          -------------    ---------    ------------    ---------    ------------    ---------
                                                                        (Dollars in thousands)
December 31, 2002:

Total capital to risk weighted assets:
    Consolidated                             $ 130,205       13.1%       $ 79,815          8.0%            N/A          N/A
    Bank                                       129,478       13.0          79,788          8.0       $  99,735         10.0%

Tier 1 capital to risk weighted assets:
    Consolidated                               117,821       11.8          39,907          4.0             N/A          N/A
    Bank                                       117,094       11.7          39,894          4.0          59,841          6.0

Tier 1 capital to average assets:
    Consolidated                               117,821        7.7          61,418          4.0             N/A          N/A
    Bank                                       117,094        7.6          61,411          4.0          76,764          5.0


December 31, 2001:

Total capital to risk weighted assets:
    Consolidated                             $ 121,491       11.6%       $ 83,535          8.0%            N/A          N/A
    Bank                                       119,445       11.4          83,504          8.0       $ 104,380         10.0%

Tier 1 capital to risk weighted assets:
    Consolidated                               109,239       10.5          41,768          4.0             N/A          N/A
    Bank                                       107,193       10.3          41,752          4.0          62,628          6.0

Tier 1 capital to average assets:
    Consolidated                               109,239        7.3          60,111          4.0             N/A          N/A
    Bank                                       107,193        7.1          60,044          4.0          75,055          5.0

      During the quarter ended March 31, 2002, the Company's Board of Directors authorized the repurchase of up to 220,000 shares of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 47,500 shares during 2002, at an average cost of $25.61 per share. The Board of Directors has also authorized the repurchase, from time to time based on market conditions, of an additional 200,000 shares of common stock at its meeting held on January 23, 2003. Coupled with the shares remaining from the aforementioned repurchase program, the Company will have the ability to repurchase a total of 372,500 shares, or approximately 4.3%, of the stock currently outstanding.

                         CCBT FINANCIAL COMPANIES, INC.

(9)   ACQUISITION OF MURRAY & MACDONALD INSURANCE SERVICES, INC.

      On May 2, 2000, the Company acquired 51% of the stock of Murray & MacDonald Insurance Services, Inc., for a purchase price of $1,199,000. Murray & MacDonald Insurance Services, Inc. is a full service insurance agency offering property, casualty, life, accident, and health insurance products. The Agency has been in business since 1972 and has license agreements with more than thirty insurance companies. The business combination was accounted for by the purchase method. Assets acquired were $292,000 while liabilities assumed were $525,000, resulting in net liabilities assumed of $233,000. Prior to January 1, 2002, goodwill of $1,432,000 was being amortized on a straight-line basis over five years (see Note 1 "Accounting Change"). The Company's consolidated statement of income includes the results of operations of Murray & MacDonald Insurance Services, Inc. since the date of acquisition.

(10)  ACQUISITION OF BRANCHES AND CORE DEPOSIT INTANGIBLE

      In June 2000, the Company completed its acquisition of two branch offices from Fleet Bank. The acquired branches are located in Falmouth and Wareham, Massachusetts. The acquisition was accounted for by the purchase method of accounting. The core deposit intangible is being amortized over 7 years on a straight-line basis. The Company's consolidated statement of income includes the results of operations relating to the acquired branches since the date of acquisition. The acquisition was allocated as follows (in thousands):

Cash                                                                     $35,874
Loans                                                                      8,490
Premises and equipment                                                     2,330
Interest receivable on loans                                                  59
Other assets                                                                   3
                                                                         -------
     Tangible assets acquired                                             46,756
                                                                         -------

Deposits                                                                  55,267
Interest payable on deposits and borrowings                                   40
Other liabilities                                                             23
                                                                         -------
     Liabilities assumed                                                  55,330
                                                                         -------
     Excess of tangible assets acquired over
         liabilities assumed - core deposit intangible                   $ 8,574
                                                                         =======

      The accumulated amortization of the core deposit intangible is $3,062,000, $1,837,000 and $612,000 at December 31, 2002, 2001 and 2000, respectively. The related amortization expense amounted to $1,225,000, $1,225,000 and $612,000, respectively, for 2002, 2001 and 2000. Estimated amortization expense for years 2003 through 2006 is $1,225,000 per year and $612,000 for 2007. (See Note 1
"Accounting Change").

                         CCBT FINANCIAL COMPANIES, INC.

(11)  INCOME TAXES

        The provision for income taxes consisted of the following:

                                                   Years Ended December 31,
                                           ------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
                                                      (In thousands)

Current federal provision                  $  7,713      $ 10,351      $  9,339
Current state provision                         139           641           384
                                           --------      --------      --------
        Total current                         7,852        10,992         9,723
                                           --------      --------      --------

Deferred federal benefit                       (127)         (294)         (466)
Deferred state benefit                          (42)          (76)         (156)
                                           --------      --------      --------
        Total deferred                         (169)         (370)         (622)
                                           --------      --------      --------

        Total provision                    $  7,683      $ 10,622      $  9,101
                                           ========      ========      ========

      Deferred income tax provision (benefit) results from the recognition of income or expense items in different periods for income tax purposes than when they are provided for, such as interest earned on nonaccrual loans and the provision for loan losses.

      The following reconciles the provision for income taxes with the statutory federal income tax amounts at a rate of 35%:

                                                   Years Ended December 31,
                                           -------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
                                                      (In thousands)

Tax at statutory rate                      $  7,743      $ 10,530      $  9,216
Reduction due to tax-exempt income             (165)         (315)         (315)
State taxes, net of federal tax benefit          63           367           148
Other, net                                       42            40            52
                                           --------      --------      --------

        Total provision                    $  7,683      $ 10,622      $  9,101
                                           ========      ========      ========

      The net deferred tax asset consisted of the following:

                                                               December 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                              (In thousands)

Future bad debt deductions                                $  5,180      $  5,124
Unfunded accrued benefits                                    1,761         1,565
Write-down of securities                                       418            --
Unrealized loss on securities available for sale               759            --
Other                                                          120           440
                                                          --------      --------
    Gross deferred tax assets                                8,238         7,129
                                                          --------      --------

Unrealized gain on securities available for sale                --         2,024
Gain on sale of credit card merchant portfolio                 703           901
Mortgage servicing rights                                      873           565
Other                                                        1,090         1,019
                                                          --------      --------
    Gross deferred tax liabilities                           2,666         4,509
                                                          --------      --------

    Net deferred tax asset                                $  5,572      $  2,620
                                                          ========     =========

                         CCBT FINANCIAL COMPANIES, INC.

      Subsequent event -- In June 2002, the Bank received a "Notice of Intent to Assess" from the Commonwealth of Massachusetts Department of Revenue ("DOR") and, subsequently, in August and November 2002, received "Notices of Assessment." The notices indicate that the Bank owes approximately $5,238,000 in additional state taxes, plus interest, for the tax years ended December 31, 1999, 2000 and 2001, related to the denial by the DOR of the Bank's claim of a dividends received deduction for dividends received from the Bank's real estate investment trust ("REIT") subsidiary. The possible assessment relating to the December 31, 2002 return is estimated to be $1,900,000, plus interest. Any state tax assessments, if ultimately accrued or paid, would be deductible expenses for federal income tax purposes.

      The DOR contends that dividend distributions by the Bank's subsidiary, CCBT Preferred Corp. (the "Subsidiary") to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by Subsidiary to the Bank. Accordingly, no provision has been made in the Bank's consolidated financial statements through December 31, 2002 for the amounts assessed or additional amounts that might be assessed in the future. The Bank has appealed the assessment and will pursue all available means to defend its position.

      In January 2003, legislation was proposed in Massachusetts which retroactively prohibits use of the 95% dividends received deduction when the dividends are received from a REIT, effective for tax years beginning in 1999. On March 5, 2003, the Governor of Massachusetts signed the legislation and, as a result, the Bank has ceased recording tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued the liabilities described above aggregating approximately $5.1 million, after federal tax benefits. The Bank will vigorously appeal the retroactive nature of the provision.


(12)  OTHER COMMITMENTS AND CONTINGENCIES

      Loan commitments -- In the normal course of business, various commitments are entered into by the Company, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company had the following commitments outstanding:

                                                           December 31,
                                                       -------------------
                                                         2002       2001
                                                       --------   --------
                                                          (In thousands)

      Standby letters of credit                        $  1,250   $    943
      Commitments to extend credit at fixed rates        22,800     10,684
      Other commitments to extend credit                214,250    190,803
                                                       --------   --------

                 Total commitments                     $238,300   $202,430
                                                       ========   ========

      In the event that interest rates increase during the period of the commitment, commitments to extend credit at a fixed rate of interest could result in the extension of credit at less than a prevailing rate of interest, with accompanying loss of value to the Company. Although the commitments shown above are not carried on the balance sheet as loans, their risk is comparable to that of loans which are carried on the balance sheet. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential property and income producing commercial properties. In the event that no collateral is required, or the collateral proved to be of no value to the Company, the Company would be exposed to possible credit loss up to the maximum amount of these contingent liabilities.

      Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                         CCBT FINANCIAL COMPANIES, INC.

      Executive termination agreements -- The Bank has entered into special termination agreements with the President and certain senior executives. The agreements generally provide for certain monthly severance payments within a two-year period following a "change in control", as defined in the agreements.

(13)  DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair values of the Company's financial instruments were as follows:

                                                                    December 31,
                                           --------------------------------------------------------------
                                                       2002                             2001
                                           -----------------------------    -----------------------------
                                             Carrying          Fair           Carrying          Fair
                                               Amount          Value            Amount          Value
                                           -------------   -------------    -------------   -------------
                                                                   (In thousands)
Financial assets:
  Cash and cash equivalents                    $ 60,798        $ 60,798         $ 62,062        $ 62,062
  Securities                                    535,575         535,575          463,088         463,088
  Net loans and loans held for sale             826,350         842,125          880,388         904,873
  Accrued interest receivable                     5,982           5,982            6,368           6,368

Financial liabilities:
  Deposits                                      942,220         948,325          903,391         908,247
  Federal Home Loan Bank borrowings             371,450         383,409          384,314         391,688
  Other short-term borrowings                    21,391          21,391           30,735          30,735
  Subordinated debt                               5,000           5,004            5,000           5,000
  Accrued interest payable                        1,501           1,501            2,410           2,410

      The carrying value of cash and cash equivalents, short-term borrowings and accrued interest approximate fair value because of the short maturity of these financial instruments.

      Fair values of commitments not reflected in the financial statements are not material because they are short term in nature and/or generally priced at variable interest rates.

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

      Fair values of deposits, Federal Home Loan Bank borrowings and subordinated debt have been determined by applying discounted cash flow techniques at replacement market rates.

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

                         CCBT FINANCIAL COMPANIES, INC.

(14)  EARNINGS PER SHARE

      The following reconciles the calculation of basic and diluted earnings per share:

                                                          Average
                                               Net         Shares    Per Share
                                             Income     Outstanding    Amount
                                            --------    -----------  ---------
                                                (In thousands)
      Year Ended December 31, 2002:
      Basic earnings per share              $14,440        8,613       $1.68
      Effect of dilutive stock options           --           36       (0.01)
                                            -------      -------       -----
      Diluted earnings per share            $14,440        8,649       $1.67
                                            =======      =======       =====

      Year Ended December 31, 2001:
      Basic earnings per share              $19,464        8,613       $2.26
      Effect of dilutive stock options           --           34       (0.01)
                                            -------      -------       -----
      Diluted earnings per share            $19,464        8,647       $2.25
                                            =======      =======       =====

      Year Ended December 31, 2000:
      Basic earnings per share              $17,229        8,608       $2.00
      Effect of dilutive stock options           --            6          --
                                            -------      -------       -----
      Diluted earnings per share            $17,229        8,614       $2.00
                                            =======      =======       =====


      For the year ended December 31, 2002, options applicable to 24,310 shares were anti-dilutive and excluded from the diluted earnings per share calculation.

                         CCBT FINANCIAL COMPANIES, INC.

(15)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below shows supplemental financial data for each quarter in the years ended December 31.

                                              Year Ended December 31, 2002
                                       -------------------------------------------
                                        First       Second      Third      Fourth
                                       Quarter     Quarter     Quarter    Quarter
                                       --------    --------    --------   --------
                                         (In thousands, except per share amounts)
Interest income                        $ 19,197    $ 19,717    $ 19,623   $ 18,700
Interest expense                          7,186       6,629       6,884      8,419
                                       --------    --------    --------   --------
Net interest income                      12,011      13,088      12,739     10,281
Gains (losses) on securities, net         1,679         962         538     (1,104)
Other non-interest income                 5,029       5,817       5,291      4,737
Non-interest expense                     11,174      12,725      12,612     12,349
Minority interest                            (4)        148          17        (76)
                                       --------    --------    --------   --------
Income before income taxes                7,549       6,994       5,939      1,641
Provision for income taxes                2,502       2,459       2,034        688
                                       --------    --------    --------   --------

Net income                             $  5,047    $  4,535    $  3,905   $    953
                                       ========    ========    ========   ========

Average shares outstanding - basic        8,622       8,630       8,611      8,590
Average shares outstanding - diluted      8,657       8,671       8,645      8,623
Net income per share - basic           $   0.59    $   0.52    $   0.45   $   0.11
Net income per share - diluted         $   0.58    $   0.52    $   0.45   $   0.11
Cash dividends declared per share      $   0.19    $   0.19    $   0.19   $   0.19

                                              Year Ended December 31, 2001
                                       -------------------------------------------
                                        First       Second      Third      Fourth
                                       Quarter     Quarter     Quarter    Quarter
                                       --------    --------    --------   --------
                                         (In thousands, except per share amounts)
Interest income                        $ 26,069    $ 25,251    $ 23,194   $ 23,241
Interest expense                         13,017      12,588      10,237      8,713
                                       --------    --------    --------   --------
Net interest income                      13,052      12,663      12,957     14,528
Gains on securities, net                    460         392         292      1,042
Other non-interest income                 4,456       4,954       6,102      5,223
Non-interest expense                     10,642      11,433      11,582     12,401
Minority interest                            12         (18)          8        (25)
                                       --------    --------    --------   --------
Income before income taxes                7,314       6,594       7,761      8,417
Provision for income taxes                2,484       2,208       2,749      3,181
                                       --------    --------    --------   --------

Net income                             $  4,830    $  4,386    $  5,012   $  5,236
                                       ========    ========    ========   ========

Average shares outstanding - basic        8,608       8,608       8,616      8,620
Average shares outstanding - diluted      8,640       8,648       8,659      8,650
Net income per share - basic           $   0.56    $   0.51    $   0.58   $   0.61
Net income per share - diluted         $   0.56    $   0.51    $   0.58   $   0.61
Cash dividends declared per share      $   0.18    $   0.18    $   0.18   $   0.18

                         CCBT FINANCIAL COMPANIES, INC.

      Due to the seasonal nature of the economy in the Company's market area, demand deposits and business activity follow a somewhat seasonal cycle with their low point ordinarily being reached in February and their high point in September. As a result of this cycle, operating income has usually been at its high during the third quarter each year. In the 2002 fourth quarter, interest expense increased in a declining rate environment reflecting the Company's $1,900,000 prepayment penalty on Federal Home Loan Bank borrowings.

(16)  PARENT COMPANY FINANCIAL INFORMATION

      Condensed financial information for CCBT Financial Companies, Inc. is as follows:

                                  BALANCE SHEET

                                                               December 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                              (In thousands)
ASSETS
Cash in subsidiary                                        $    437      $     28
Short term interest-bearing deposits                            --         1,900
Securities                                                      25            15
Investment in subsidiaries                                 122,732       118,275
Other assets                                                   455           305
                                                          --------      --------

       Total assets                                       $123,649      $120,523
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt                                         $  5,155      $  5,155
Other liabilities                                               47            52
                                                          --------      --------
       Total liabilities                                     5,202         5,207

Stockholders' equity                                       118,447       115,316
                                                          --------      --------

       Total liabilities and stockholders' equity         $123,649      $120,523
                                                          ========      ========

                              STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                               ---------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                       (In thousands)
Interest income                                $      3    $     83    $    182
Interest expense                                    285         148          --
                                               --------    --------    --------
Net interest income (expense)                      (282)        (65)        182
Gain on sale of securities                           --         298          --
Non-interest expense                               (132)       (196)       (293)
                                               --------    --------    --------

Income (loss) before taxes, dividends and
    undistributed income from subsidiaries         (414)         37        (111)
Provision (benefit) for income taxes               (141)         13         (26)
Dividends from subsidiaries                       6,416       2,100       5,700
Undistributed income from subsidiaries            8,297      17,340      11,614
                                               --------    --------    --------

       Net income                              $ 14,440    $ 19,464    $ 17,229
                                               ========    ========    ========

                         CCBT FINANCIAL COMPANIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (Concluded)

                             STATEMENTS OF CASH FLOW

                                                        Years Ended December 31,
                                                   --------------------------------
                                                     2002        2001        2000
                                                   --------    --------    --------
                                                            (In thousands)
Cash flows from operating activities:
 Net income                                        $ 14,440    $ 19,464    $ 17,229
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Gain on sale of securities                              --        (298)         --
 Undistributed income from subsidiaries              (8,297)    (17,340)    (11,614)
 Other, net                                            (165)        (82)         84
                                                   --------    --------    --------
      Net cash provided by operating activities       5,978       1,744       5,699
                                                   --------    --------    --------

Cash flows from investing activities:
   Purchase of securities                                --         (15)     (1,623)
   Sales, maturities and repayments of securities        --       2,765       4,463
   Investment in subsidiaries                            --      (1,966)     (2,800)
                                                   --------    --------    --------
      Net cash provided by investing activities          --         784          40
                                                   --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of long term debt             --        5,155          --
   Proceeds from issuance of common stock               303         181          --
   Purchase of treasury stock                        (1,217)         --          --
   Cash dividends paid on common stock               (6,555)     (6,204)     (5,513)
                                                   --------    --------    --------
      Net cash used by financing activities          (7,469)       (868)     (5,513)
                                                   --------    --------    --------

Net change in cash and cash equivalents              (1,491)      1,660         226
Cash and cash equivalents at beginning of year        1,928         268          42
                                                   --------    --------    --------

Cash and cash equivalents at end of year           $    437    $  1,928    $    268
                                                   ========    ========    ========

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      With the exception of certain information regarding the executive officers of the Company and the Bank which is contained in Item 1 of Part 1 to this Form 10-K under the caption "Executive Officers of the Registrant," the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement") to be held on April 24, 2003, filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

Item 11. Executive Compensation.

      The response to this item is incorporated by reference from the discussion under the captions "Executive Compensation" and "The Board of Directors, its Committees and Compensation" in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the caption "Ownership by Management and Other Stockholders" in the Company's Proxy Statement.

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                        Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan category               warrants and rights                rights              reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                         360,125                      $22.40                       207,500
security holders (1) ...........
----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved                          N/A                          N/A                          N/A
by security holders ............
----------------------------------------------------------------------------------------------------------------------
          Total ................          360,125                      $22.40                       207,500
----------------------------------------------------------------------------------------------------------------------

(1) Includes information related to the CCBT Financial Companies, Inc. Stock Option Plan and the 2001 Directors Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

      The Company enters into banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on the same terms including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to directors and officers at December 31, 2002 and 2001 was $10,037,000 and $4,895,000, respectively. During 2002, $20,355,000 in new loans were made to directors and officers and there were $15,213,000 in repayments.

Item 14. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the date of this report, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   (1)   See "Financial Statements Index" on page 27 of this Form 10-K.

           (2) Schedules other than those listed in the Financial Statements Index have been omitted since they either are not required or the information required is included in the financial statements or the notes thereto.

           (3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Form 10-K.

         Exhibit  Description

           2.1 Plan of Reorganization and Acquisition dated as of October 8, 1998 between the Company and the Bank (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed with the SEC on February 11, 1999)

           3.1 Restated Articles of Organization of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15, 1999)

           3.2    Amended By-laws of the Company (Incorporated by reference to
                  Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15,
                  1999)

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

         10.8 CCBT Financial Companies, Inc. 2001 Directors' Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on July 17, 2001, No. 333-65222)

          21.1 Subsidiaries of the Company -- The Company has two subsidiaries, Cape Cod Bank and Trust Company, N.A., a federally-chartered commercial bank and CCBT Statutory Trust
                  I. Cape Cod Bank and Trust Company, N.A., has nine subsidiaries: Cape Dune Holdings Corp. and CCBT Securities Corp., both of which are securities corporations; CCB&T Brokerage Direct, Inc., an investment broker/dealer; CCBT Preferred Corp., a real estate investment trust; TBM Development Corp., RAFS Ltd. Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd. Partnership, which are all inactive; and a 51% ownership interest in Murray & MacDonald Insurance Services, Inc., an insurance agency.

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

(Registrant) CCBT FINANCIAL COMPANIES, INC.
             ------------------------------

By (Signature and Title)* /s/ STEPHEN B. LAWSON.
                          ----------------------
                          President and Chief Executive Officer

Date  March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)* /s/ PHILLIP W. WONG,
                          --------------------
                          Executive Vice President and Chief Financial Officer

Date March 13, 2003

                      SIGNATURES OF THE BOARD OF DIRECTORS

/s/ STEPHEN B. LAWSON                          /s/ GEORGE D. DENMARK
--------------------------                     --------------------------
Stephen B. Lawson                              George D. Denmark


/s/ JOHN OTIS DREW                             /s/ JOHN F. AYLMER
--------------------------                     --------------------------
John Otis Drew, Chairman                       John F. Aylmer


/s/ DANIEL A. WOLF                             /s/ WILLIAM R. ENLOW
--------------------------                     --------------------------
Daniel A. Wolf                                 William R. Enlow


Date March 13, 2003

                                 CERTIFICATIONS


I, Stephen B. Lawson, certify that:

1. I have reviewed this annual report on Form 10-K of CCBT Financial Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoloditated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 13, 2003

                                       /s/ STEPHEN B. LAWSON
                                       --------------------------------
                                       Stephen B. Lawson, President and
                                       Chief Executive Officer

                                 CERTIFICATIONS


I, Phillip W. Wong, certify that:

1. I have reviewed this annual report on Form 10-K of CCBT Financial Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 13, 2003

                                       /s/ PHILLIP W. WONG
                                       -------------------
                                       Phillip W. Wong, Executive Vice President
                                       and Chief Financial Officer