Form 10-Q
period 2003-05-14
CCBT FINANCIAL COMPANIES INC
filed 2003-05-15
CIK 1074972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2003


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
|X| Yes   |_| No

      There were 8,446,998 shares of the issuer's common stock outstanding as of May 13, 2003.

TABLE OF CONTENTS


Section      Description                                                Page No.
-------      -----------                                                --------

PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 2003 and
                     December 31, 2002                                     3

             Consolidated Statements of Operations for the
                     Three Months Ended March 31, 2003 and 2002            4

             Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 2003 and 2002            5

             Consolidated Statements of Comprehensive Income for the
                     Three Months Ended March 31, 2003 and 2002            6

             Consolidated Statements of Changes in Stockholders' Equity
                     for the Three Months Ended March 31, 2003 and 2002    6

             Notes to Consolidated Financial Statements                    7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             8-16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    16

    Item 4.  Controls and Procedures                                       16

PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings                                             16

    Item 2.  Changes in Securities and Use of Proceeds                     16

    Item 3.  Defaults upon Senior Securities                               16

    Item 4.  Submission of Matters to a Vote of Security Holders           16

    Item 5.  Other Information                                             17

    Item 6.  Exhibits and Reports on Form 8-K                              17

             SIGNATURES                                                    18

             CERTIFICATIONS                                                19-20

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                          March  31,      December 31,
                                                                             2003             2002
                                                                         -----------      -----------
                                                                                  (Unaudited)
 ASSETS                                                                          (In thousands)
Cash and due from banks                                                  $    62,022      $    60,057
Short term interest-bearing deposits                                             865              741
Securities available for sale, at fair value                                 420,130          510,837
Federal Home Loan Bank stock, at cost                                         23,503           23,503
Federal Reserve Bank stock, at cost                                            1,235            1,235
Loans held for sale                                                            7,184           37,332
Total loans                                                                  775,240          801,402
Less:  Allowance for loan losses                                             (12,596)         (12,384)
                                                                         -----------      -----------
             Net loans                                                       762,644          789,018
                                                                         -----------      -----------
Premises and equipment                                                        20,684           20,602
Deferred tax asset, net                                                        6,422            5,572
Accrued interest receivable on securities and loans                            5,401            5,982
Intangible assets                                                              6,008            6,314
Foreclosed real estate                                                         1,500            1,500
Other assets                                                                  13,534           19,190
                                                                         -----------      -----------
       Total assets                                                      $ 1,331,132      $ 1,481,883
                                                                         ===========      ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                             $   946,490      $   942,220
    Federal Home Loan Bank borrowings - short-term                            91,595          205,700
    Other short-term borrowings                                               49,154           21,391
    Federal Home Loan Bank borrowings - long-term                            113,233          165,750
    Subordinated debt                                                          5,000            5,000
    Accrued interest payable on deposits and borrowings                        1,209            1,501
    Post retirement benefits payable                                           3,834            3,710
    Employee profit sharing retirement and bonuses payable                       867            3,017
    Due to broker for securities settlement                                       31           11,627
    Other liabilities                                                          7,555            3,286
                                                                         -----------      -----------
           Total liabilities                                               1,218,968        1,363,202
                                                                         -----------      -----------
     Minority interest                                                           253              234
                                                                         -----------      -----------
      Commitments and contingencies
      Stockholders' equity
        Common stock, $1.00 par value: 12,000,000 shares authorized;
        9,061,064 shares issued                                                9,061            9,061
        Surplus                                                               27,488           27,484
        Undivided profits                                                     87,929           91,042
        Treasury stock, at cost (560,366 shares -2003;
        470,266 shares -2002)                                                (10,277)          (8,122)
        Accumulated other comprehensive loss                                  (2,290)          (1,018)
                                                                         -----------      -----------
           Total stockholders' equity                                        111,911          118,447
                                                                         -----------      -----------
           Total liabilities and stockholders' equity                    $ 1,331,132      $ 1,481,883
                                                                         ===========      ===========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three Months Ended March 31,

                                                          2003          2002
                                                        --------      --------
                                                               (Unaudited)
INTEREST AND DIVIDEND INCOME                                 (In thousands)
  Interest and fees on loans                            $ 11,918      $ 14,155
  Interest on short term interest-bearing deposits            31            79
  Taxable interest income on securities                    3,740         4,540
  Tax-exempt interest income on securities                   157           185
  Dividends on securities                                    206           238
                                                        --------      --------
     Total interest and dividend income                   16,052        19,197
                                                        --------      --------
INTEREST EXPENSE
  Interest on deposits                                     2,136         3,338
  Interest on Federal Home Loan Bank borrowings            3,006         3,717
  Interest on other short-term borrowings                     28            59
  Interest on subordinated debt                               67            72
                                                        --------      --------
     Total interest expense                                5,237         7,186
                                                        --------      --------
Net interest income                                       10,815        12,011
Provision for loan losses                                     --            --
                                                        --------      --------
Net interest income after provision for loan losses       10,815        12,011
                                                        --------      --------
NON-INTEREST INCOME
  Financial advisor fees                                   1,919         1,720
  Deposit account service charges                            583           559
  Branch banking fees                                        721           747
  Electronic banking fees                                    824           573
  Loan servicing and other loan fees                        (151)          (54)
  Brokerage fees and commissions                             409           362
  Net gain on securities                                      --         1,679
  Net gain on sales of loans                               1,508           576
  Insurance commissions                                      703           426
  Other income                                               169           120
                                                        --------      --------
     Total non-interest income                             6,685         6,708
                                                        --------      --------
NON-INTEREST EXPENSE
  Salaries                                                 4,190         4,083
  Employee benefits                                        2,012         2,055
  Building and equipment                                   1,507         1,464
  Data processing                                            669           645
  Accounting and legal fees                                  326           225
  Other outside services                                     508           553
  Amortization of intangibles                                306           324
  Delivery and communications                                484           577
  Marketing and advertising                                  421           310
  All other expenses                                       1,780           938
                                                        --------      --------
     Total non-interest expense                           12,203        11,174
                                                        --------      --------
  Minority Interest                                           18            (4)
                                                        --------      --------
  Income before income taxes                               5,279         7,549
  Provision for income taxes                               6,760         2,502
                                                        --------      --------
  Net (loss) income                                     $ (1,481)     $  5,047
                                                        ========      ========
  Basic (loss) earnings per share                       $  (0.17)     $   0.59
  Diluted (loss) earnings per share                        (0.17)         0.58
  Average shares outstanding - basic                       8,563         8,622
  Average shares outstanding - diluted                     8,584         8,657
  Cash dividends declared per share                     $   0.19      $   0.19

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,

                                                                        2003           2002
                                                                     ---------      ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                     (In thousands)
Net (loss) income                                                    $  (1,481)     $   5,047
Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
    Depreciation and amortization of fixed and intangible assets         1,022          1,047
    Net amortization  of securities                                      4,330          4,273
    Amortization of net deferred loan costs                                 85            341
    Net gain on  securities                                                 --         (1,679)
    Net gain on sale of loans                                           (1,508)          (576)
Net change in:
    Loans held for sale, net                                            31,656          3,867
    Accrued interest receivable                                            581           (471)
    Accrued expenses and other liabilities                               1,951         (4,213)
    Other, net                                                           5,675          5,124
                                                                     ---------      ---------
          Net cash provided by operating activities                     42,311         12,760
                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease  in loans                                              26,289          2,584
    Maturities of available-for-sale securities                        204,947        182,255
    Purchases of available-for-sale securities                        (132,288)      (134,149)
    Sales of available-for-sale securities                                  --         25,062
    Purchases of premises and equipment, net                              (798)        (1,021)
                                                                     ---------      ---------
          Net cash provided by investing activities                     98,150         74,731
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase  in deposits                                            4,270          4,692
    Federal Home Loan Bank borrowings                                  669,200        367,393
    Repayments of  Federal Home Loan Bank borrowings                  (835,822)      (424,463)
    Net increase (decrease) in other short-term borrowings              27,763        (12,639)
    Purchase of treasury stock                                          (2,245)            --
    Issuance of common stock under stock option plan                        94            120
    Cash dividends paid on common stock                                 (1,632)        (1,638)
                                                                     ---------      ---------
           Net cash used by financing activities                      (138,372)       (66,535)
                                                                     ---------      ---------
Net increase in cash and cash equivalents                                2,089         20,956
Cash and cash equivalents at beginning of period                        60,798         62,062
                                                                     ---------      ---------
Cash and cash equivalents at end of period                           $  62,887      $  83,018
                                                                     =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                         $   5,526      $   7,729
    Income taxes                                                         2,407            767
Non-cash transactions:
     Net change in due to/from broker for securities settlement      $  11,596      $  27,452

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      For the Three Months Ended March 31,

                                                               2003       2002
                                                             -------    -------
                                                                  (Unaudited)
                                                                (In thousands)
Net (loss) income                                            $(1,481)   $ 5,047
                                                             -------    -------
Unrealized holding losses on securities available for sale    (2,122)      (941)
Reclassification of gains on securities realized in income        --     (1,679)
                                                             -------    -------
Net unrealized losses                                         (2,122)    (2,620)
Related tax effect                                               850      1,113
                                                             -------    -------
Net other comprehensive loss                                  (1,272)    (1,507)
                                                             -------    -------
Comprehensive (loss) income                                  $(2,753)   $ 3,540
                                                             =======    =======


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Three Months Ended March 31,

                                                        2003           2002
                                                     ---------      ---------
                                                           (Unaudited)
                                                          (In thousands)
COMMON STOCK
Balance, beginning and end of period                 $   9,061      $   9,061
                                                     ---------      ---------
SURPLUS
Balance, beginning of period                            27,484         27,473
Issuance of common stock under stock option plan             4             --
                                                     ---------      ---------
Balance, end of period                                  27,488         27,473
                                                     ---------      ---------
UNDIVIDED PROFITS
Balance, beginning of period                            91,042         83,157
Net (loss) income                                       (1,481)         5,047
Cash dividends declared and paid                        (1,632)        (1,638)
                                                     ---------      ---------
Balance, end of period                                  87,929         86,566
                                                     ---------      ---------
TREASURY STOCK
Balance, beginning of period                            (8,122)        (7,197)
Purchase of treasury stock (95,600 shares)              (2,245)            --
Issuance of common stock under stock option plan
     (5,500 and 7,375 shares, respectively)                 90            120
                                                     ---------      ---------
Balance, end of period                                 (10,277)        (7,077)
                                                     ---------      ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                            (1,018)         2,822
Net other comprehensive (loss)                          (1,272)        (1,507)
                                                     ---------      ---------
Balance, end of period                                  (2,290)         1,315
                                                     ---------      ---------
 TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD           $ 111,911      $ 117,338
                                                     =========      =========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I  FINANCIAL INFORMATION

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three months ended March 31, 2003 and 2002 (Unaudited)

1. Business

      CCBT Financial Companies, Inc. ("Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 and is the bank holding company for Cape Cod Bank and Trust Company (the "Bank"), a national bank. Currently, the Company's business activities are conducted primarily through the Bank.

2. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the March 31, 2002 financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

3. Retroactive Change in Massachusetts Tax Law

      The Company accrued a liability in the first quarter of 2003 of approximately $5.1 million, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from a real estate investment trust subsidiary (a "REIT") for the 1999 through 2001 fiscal years, and the previously anticipated deduction for fiscal 2002, thus reducing earnings by $5.1 million in the first quarter of 2003. The accrued liability is the result of new legislation signed March 5, 2003 by the Governor of Massachusetts that amends Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company has ceased recording the tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued the liability described above.

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

4. Stock Compensation Plans

     At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 6 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for its stock option plans under the recognition and measurement principles of APB
Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

PART I  FINANCIAL INFORMATION

      Had the Company applied SFAS No. 123, "Accounting for Stock -Based Compensation", for the quarter ended March 31, 2003, the additional net after-tax expense of $64,000 would have resulted in pro-forma basic and diluted loss per share to be reported as ($.18) as compared to ($.17) per share. For the quarter ended March 31, 2002, the additional net after-tax expense of $52,000 would have resulted in pro-forma basic earnings per share to be reported as $.58 as compared to the $.59 per share reported, while diluted earnings per share would have remained unchanged at $.58 per share.

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

      CCBT Financial Companies, Inc. is a bank holding company. Its main operating subsidiary, Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered in Barnstable County, Massachusetts. It offers a wide range of banking and financial services for individuals, businesses, non-profit organizations, governmental units and fiduciaries. The Bank receives substantially all of its deposits from, and makes substantially all of its loans to, individuals and businesses on Cape Cod, although the Bank has some loans on properties outside its market area, including some sizable participations in commercial mortgages. The Bank's core market is comprised of retail and wholesale businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population causes seasonal deposit growth.






             (The remainder of this page intentionally left blank.)

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                          Net Interest Income, Net Interest Margin
                                                                  Quarters Ended March 31,
                                                -------------------------------------------------------------
                                                              2003                           2002
                                                -----------------------------   -----------------------------
                                                  Average             Average     Average             Average
                                                  Balance   Interest   Yield      Balance   Interest   Yield
                                                -----------------------------   -----------------------------
                                                                     (Dollars in thousands)
ASSETS
Securities:
         Mortgage-backed securities             $    7,203   $    85    4.71%   $   17,672   $   234    5.30%
         CMOs                                      159,466       298    0.75%      158,828     2,007    5.06%
         U.S. Government agencies                   24,464       202    3.30%       17,607       200    4.53%
         State and municipal obligations            23,579       157    2.66%       23,499       185    4.09%
         Other securities                          290,860     3,392    4.73%      247,217     2,416    3.96%
                                                ----------   -------            ----------   -------
                    Total securities               505,572     4,134    3.31%      464,823     5,042    4.42%
                                                ----------   -------            ----------   -------
Loans:
         Commercial                                 83,404     1,061    5.09%       85,779     1,233    5.75%
         Commercial construction                    57,483       661    4.60%       53,122       693    5.22%
         Residential construction                   35,935       472    5.25%       43,986       599    5.44%
         Commercial mortgages                      284,334     4,928    6.93%      264,530     5,055    7.64%
         Industrial revenue bonds                      916        13    5.64%        1,135        16    7.90%
         Residential mortgages                     268,490     3,860    5.75%      371,009     5,693    6.14%
         Home equity                                68,018       784    4.68%       54,880       683    5.04%
         Consumer                                    5,555       139   10.23%        7,016       183   11.42%
                                                ----------   -------            ----------   -------
Total loans                                        804,135    11,918    5.93%      881,457    14,155    6.43%
                                                ----------   -------            ----------   -------
Total earning assets                             1,309,707    16,052    4.93%    1,346,280    19,197    5.74%
                                                ----------   -------            ----------   -------
Non-earning assets                                  65,881                          69,857
                                                ----------                      ----------
Total assets                                    $1,375,587                      $1,416,137
                                                ==========                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
         NOW accounts                              166,549        97    0.24%   $  146,518       168    0.47%
         Regular savings                            90,851       150    0.67%       75,736       213    1.14%
         Money Market accounts                     290,393       800    1.12%      271,633     1,215    1.81%
         Certificates of Deposit of
             $100,000 or more                       37,443       261    2.83%       48,335       390    3.28%
         Other time deposits                       119,959       828    2.80%      146,247     1,351    3.75%
                                                ----------   -------            ----------   -------
Total interest bearing deposits                    705,195     2,136    1.23%      688,469     3,337    1.97%
                                                ----------   -------            ----------   -------
Borrowings:
         Federal Home Loan Bank                    310,178     3,006    3.93%      370,915     3,718    4.07%
         Other short-term borrowings                17,760        28    0.65%       26,781        59    0.89%
         Subordinated debt                           5,000        67    5.40%        5,000        72    5.84%
                                                ----------   -------            ----------   -------
Total borrowings                                   332,938     3,101    3.78%      402,696     3,849    3.88%
                                                ----------   -------            ----------   -------
Total interest-bearing liabilities               1,038,133     5,237    2.05%    1,091,165     7,186    2.67%
                                                             -------                         -------
Demand deposits                                    216,984                         199,400
Non-interest bearing liabilities                     3,752                          10,471
Stockholders' equity                               116,718                         115,101
                                                ----------                      ----------
Total liabilities and equity                    $1,375,587                      $1,416,137
                                                ==========                      ==========
Net interest income/spread                                   $10,815    2.88%                $12,011    3.07%
                                                             =======                         =======
Net interest margin (NII/Avg. Earning Assets)                           3.35%                           3.62%

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      Source and Use of Funds. Average deposits increased $34.3 million or 3.9%, during the first quarter of 2003 as compared to the same period in the prior year. This growth was led by an increase in transaction accounts of $37.6 million or 10.9% with additional growth occurring in regular savings and money market accounts, up $15.1 million or 20.0% and $18.8 million or 6.9%, respectively. Time deposits, the only category of deposits experiencing a decline, were down $37.2 million or 19.1% as a result of the low interest rate environment. Average borrowings decreased $69.8 million or 17.3% year to date in 2003 when compared to the same period in 2002. Short-term borrowings decreased $9.0 million or 33.7%, on average, while borrowings from the Federal Home Loan Bank declined, on average, by $60.7 million or 16.4% during the first three months of 2003 as compared to 2002. The decrease in Federal Home Loan Bank borrowings includes the prepayment of $20.3 million of borrowings scheduled to mature in 2005 as well as the repayment of maturing advances.

      On average, securities increased by $40.7 million or 8.8% during the first quarter of 2003 when compared to the first quarter of 2002. This increase can be attributed to the increase in other securities of $43.2 million or 17.5% due to increased holdings of asset-backed securities. Other categories of securities experiencing significant fluctuations during the same period were mortgage-backed securities, which as a result of significant prepayments decreased $10.7 million or 60.4% while US Government agencies rose by $6.8 million or 38.9%. Average loans declined in the first quarter of 2003 by $77.3 million or 8.8% as compared to the same period in the prior year. As a result of significant prepayments in the residential mortgage portfolio as well as the Company's decision not to hold long-term fixed rate residential mortgages, residential mortgages has declined by $102.5 million or 27.6%, on average, compared to the prior year. Partially offsetting this decrease was the growth in commercial real estate loans, up $24.2 million or 7.6%. Additionally, home equity loans continued to increase, up $13.1 million or 23.9%, on average, over prior year as consumers continued to take advantage of this low interest rate product.


     Net Interest Income. Net interest income was $10.8 million for the three months ended March 31, 2003 as compared to $12.0 million for the same period in 2002, a decrease of 10%. In the quarter ended March 31, 2003, the Company's net interest income was negatively affected by a penalty of $286 thousand on a $2.0 million FHLBB advance pre-payment and a decline of $1.6 million in interest income applicable to an interest only CMO, as amortization of premium was accelerated due to underlying pre-payments. The decline in net interest income is also attributed to the continued low interest rate environment resulting in ongoing pre-payments of residential mortgages and mortgage related securities, thereby reducing total average earning assets. The net interest spread and net interest margin ratios were 2.9% and 3.4%, respectively, for the quarter ended March 31, 2003, as compared to 3.1% and 3.6%, respectively, for the prior year.

      Provision for Loan Losses. Recoveries on loans previously charged off exceeded charge-offs during the three months ended March 31, 2003 by $212,000. Management's assessment of the risks in the loan portfolio at March 31, 2003 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the first quarter of 2003. The allowance for loan losses as a percentage of total loans increased to 1.62% from 1.40% at March 31, 2003 and 2002, respectively, representing management's consideration of qualitative factors, primarily the ongoing weakness in local and national economic trends.

     Other Income and Expense. Non-interest income of $6.7 million reflected a modest decline of $23 thousand during the first quarter of 2003 as compared to the corresponding period in the prior year as the decrease in the discretionary net gain on securities of $1.7 million was offset by increases in several other categories. Increases in financial advisor fees of $199 thousand, insurance commissions of $277 thousand, and electronic banking fees of $251 thousand reflect the Company's efforts to increase fee-based revenue through the expansion of the Company's products and expertise. Additionally, sales of residential mortgages resulted in an increase of $932 thousand in the net gain on sales of loans.

     Non-interest expense increased $1.0 million or 9.2% from the first quarter of 2002 to the same period in 2003. A significant portion of this increase can be attributed to the accrual of $802 thousand of interest on a state tax assessment which is the result of a retroactive amendment to state tax law during the first quarter of 2003. Increases in salaries, up $107 thousand or 2.6%, are related to annual merit increases as well as the expansion in financial service offices.

        Net Income before Taxes. Net income before taxes was $5.3 million for the quarter ended March 31, 2003 compared to $7.5 million for the corresponding period in 2002.

      Provision for Income Taxes. The provision for income taxes increased by 170.2% from $2.5 million in the prior year to $6.8 million in 2003. This increase is principally due to the amendment, in March of 2003, of Massachusetts' law that expressly disallows the deduction for dividends received from a real estate investment trust subsidiary. This resulted in an accrual of

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

     $4.6 million of additional retroactive tax liability after federal tax benefit, on state taxes of $7.1 million. The effective tax rate for the quarter ended March 31, 2003, after adjusting for the retroactive tax liability would have been 40.2% as compared to 33.1% for the quarter ended March 31, 2002. This increase relates principally to the disallowance of the dividends received deduction applicable to the REIT. Although the Company has accrued the additional tax liability in response to the new legislation, the Company believes this legislation will be challenged on constitutional and other grounds, and would support such a challenge.

        Net (Loss) Income. Net loss of $1.5 million for the quarter ended March 31, 2003 was the result of the, previously mentioned, March 5, 2003 amendment of Massachusetts law that disallowed the deduction for dividends received from a real estate investment trust subsidiary (REIT). A total after-tax liability of $5.1 million was accrued in the first quarter of 2003, representing an estimate of the additional state tax liability of $7.1 million and including interest expense of $802,000. The net loss represents a decrease of $6.5 million compared to 2002 results. In 2003, basic and diluted earnings per share of $(.17) represent a decrease of $.76 and $.75, respectively, for basic earnings per share and diluted earnings per share when compared to 2002 results.


               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

        The Company had $1.33 billion consolidated total assets, $946.5 million deposits and $111.9 million in stockholders' equity at March 31, 2003. Its capital to assets ratio was 8.41%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2002, gross loans decreased $26.2 million or 3.26%, deposits increased $4.3 million or .45% and borrowed funds decreased $138.9 million or 35.3%.

Securities

         The adjusted cost and estimated market values of securities which the Company classified as available for sale at March 31, 2003 and December 31, 2002 were as follows:

                                                                      March 31, 2003
                                                 --------------------------------------------------------
                                                                  Gross           Gross         Estimated
                                                Amortized       Unrealized      Unrealized         Fair
                                                   Cost            Gains          Losses           Value
                                                 --------        --------        --------        --------
                                                                     (In thousands)
U.S. Government agency CMOs                      $ 37,395        $    359        $     28        $ 37,726
Other U.S. Government agency obligations           24,409              44              74          24,379
Other collateralized mortgage obligations          83,427              98             516          83,009
Interest only securities                           10,966           2,378           1,222          12,122
State and municipal obligations                    22,992              --              --          22,992
Other debt securities                             244,840           1,627           6,565         239,902
                                                 --------        --------        --------        --------
    Totals                                       $424,029        $  4,506        $  8,405        $420,130
                                                 ========        ========        ========        ========


                                                                    December 31, 2002
                                                 --------------------------------------------------------
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
                                                 ========        ========        ========        ========

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

        Securities available for sale decreased $90.7 million, from $510.8 million at December 31, 2002 to $420.1 million at March 31, 2003. There were no net gains from security sales recorded during the quarter ended March 31, 2003 compared to $1.7 million during the same period in 2002.

Loans
The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                          March 31, 2003     December 31, 2002
                                          --------------     -----------------
                                                       (In thousands)
Mortgage loans on real estate:
    Residential                                $ 235,444             $ 262,095
    Commercial                                   283,814               283,458
    Construction                                  90,447                99,544
    Equity lines of credit                        69,091                65,794
Other loans:
    Commercial                                    89,963                83,953
    Consumer                                       5,584                 5,629
    Industrial revenue bonds                         897                   929
                                               ---------             ---------
          Total loans                            775,240               801,402
    Less: Allowance for loan losses              (12,596)              (12,384)
                                               ---------             ---------
          Total loans, net                     $ 762,644             $ 789,018
                                               =========             =========
Loans held for sale                            $   7,184             $  37,332
                                               =========             =========

      As shown in the table above, total loans decreased $26.2 million or 3.3% to $775.2 million at March 31, 2003 as compared to December 31, 2002, with balanced growth between commercial loans and equity lines of credit, up $6.0 and $3.3 million, respectively. New residential mortgage originations of $61.2 million fixed rate and $29.7 million adjustable rate were achieved in the first quarter 2003. During the same period, the Company sold $82.4 million residential mortgages, producing net gains of $1.5 million.

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

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Non performing assets and loan loss experience

      As shown in the following table non-performing assets were $3.8 million or ..29% of total assets at March 31, 2003 compared to $2.8 million or .19% of total assets at December 31, 2002. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, unless the loan is fully secured by real estate or other collateral and in the process of collection.

                                                        March 31,  December 31,
                                                          2003        2002
                                                         ------      ------
                                                   (Dollar amounts in thousands)
Nonaccrual loans                                         $2,313      $1,348
Loans past due 90 days or more and still accruing            --          --
Property from defaulted loans                             1,500       1,500
                                                         ------      ------
Total non-performing assets                              $3,813      $2,848
                                                         ======      ======
Restructured troubled debt performing in accordance
    with amended terms, not included above               $  208      $  210
                                                         ======      ======

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                              Three Months Ended March 31,

                                                  2003           2002
                                                --------       --------
                                             (Dollar amounts in thousands)
Balance, beginning of period                    $ 12,384       $ 12,252
Provision for loan losses                             --             --

Charge-offs                                          (22)           (27)
Recoveries on loans previously charged off           234            111
                                                --------       --------
Balance, end of  period                         $ 12,596       $ 12,336
                                                ========       ========

      Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the allowance for loan losses were unnecessary in 2003. The allowance represented 1.62% of total loans at March 31, 2003, 1.55% at December 31, 2002, and 1.40% at March 31, 2002. Although
management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses likely to result from loans in the current portfolio at March 31, 2003, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

      The Company had outstanding commitments to originate new residential and commercial mortgages of $34.5 million at March 31, 2003 and $44.0 million at December 31, 2002 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                               March 31, 2003    December 31, 2002
                               --------------    -----------------
Commercial loans                        (In thousands)
    Dealer floor plan            $  3,250            $  6,618
    Lines of credit                55,300              54,267
    Other                           2,637               3,231
Commercial mortgages
    Construction                   25,383              32,480
    Other                          14,464               8,485
Residential mortgages
     Home equity                   81,841              79,480
Consumer loans
     Lines of credit                3,515               3,388
                                 --------            --------
            Total                $186,390            $187,949
                                 ========            ========

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:
                                                     March 31,      December 31,
                                                       2003            2002
                                                     --------        --------
                                                          (In thousands)
Deposits
  Demand                                               $220,684        $229,033
  NOW                                                   181,231         171,084
  Money market                                          293,928         294,295
  Other savings                                          91,988          88,503
  Certificates of deposit greater than $100,000          38,348          37,344
  Certificates of deposit $100,000 or less              120,311         121,961
                                                       --------        --------
      Total deposits                                   $946,490        $942,220
                                                       ========        ========

     Reflecting somewhat the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 15 herein, total deposits at March 31, 2003 are $4.3 million or .45% higher than total deposits at December 31, 2002. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

        Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At March 31, 2003, borrowed funds totaled $259.0 million, down 34.9% or $138.9 million compared to borrowed funds at December 31, 2002.

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

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Stockholders' Equity

      The Company's capital to assets ratio was 8.41% at March 31, 2003 compared to 7.99% at December 31, 2002.

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of March 31, 2003.

                                             Minimum           March 31, 2003
                                            Regulatory     -------------------
                                            Guidelines     Company        Bank
                                            ----------     -------        ----
Tier 1 leverage capital                        4.00%         8.16%         8.10%
Tier 1 capital to risk-weighted assets         4.00%        10.76%        10.67%
Total capital to risk-weighted assets          8.00%        11.96%        11.88%

      The Company's book value at March 31, 2003 was $13.17 per share compared to $13.79 per share at December 31, 2002.

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

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      The Cape Cod market is one in which competing financial institutions frequently offer a wide range of yields for similar deposit products. Within this market, the Company finds it necessary, from time to time, to offer higher rates than it would otherwise justify, thereby increasing pressure on net interest income. In order to offset this pressure somewhat, the Company is strategically focusing on fee income growth from increasing customer relationship cross-selling.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      For a discussion of the Company's management of market risk exposure, see "Asset/Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Annual Report").

      For quantitative information about market risk, see Item 7A of Part II of the Company's 2002 Annual Report.

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2003 from those presented in the Company's 2002 Annual Report.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II  OTHER INFORMATION
ITEM 1.  Legal proceedings

        There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business

ITEM 2. Changes in securities and use of proceeds

            Not applicable

ITEM 3.  Defaults upon senior securities

            Not applicable

ITEM 4.  Submission of matters to a vote of security holders

            Not applicable

PART II OTHER INFORMATION

ITEM 5. Other information

            Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K

      On March 6, 2003 a report on Form 8-K was filed by the Company under Item 5 "Other Events and Regulations FD Disclosure" reporting that a press release was issued announcing the Company's earnings for the three months and year ended December 31, 2002 and filing as an exhibit under Item 7 thereby, the press release dated March 5, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):        CCBT Financial Companies, Inc.
             -------------------------------------------------------------------


Date:                May 13, 2003
     ---------------------------------------------------------------------------


     /s/   STEPHEN B. LAWSON, President and Chief Executive Officer
     ---------------------------------------------------------------------------
     Stephen B. Lawson,  President and Chief Executive Officer


     /s/   PHILLIP W. WONG, Executive Vice President and Chief Financial Officer
     ---------------------------------------------------------------------------
     Phillip W. Wong,  Executive Vice President and Chief Financial Officer

                                 CERTIFICATIONS


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


        Date:  May 13, 2003

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


        Date:  May 13, 2003

                                       /s/ PHILLIP W. WONG
                                       -----------------------------------------
                                       Phillip W. Wong, Executive Vice President
                                       and Chief Financial Officer