Form 10-Q
period 2003-06-30
CCBT FINANCIAL COMPANIES INC
filed 2003-08-13
CIK 1074972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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

      There were 8,420,198 shares of the issuer's common stock outstanding as of August 13, 2003.

TABLE OF CONTENTS

Section          Description                                            Page No.
-------          -----------                                            --------

PART I           FINANCIAL INFORMATION

      Item 1.    Financial Statements (Unaudited)

                 Consolidated Balance Sheets at June 30, 2003 and
                   December 31, 2002                                       3

                 Consolidated Statements of Operations for the
                   Three and Six Months Ended June 30, 2003 and 2002       4

                 Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2003 and 2002                 5

                 Consolidated Statements of Comprehensive Income for
                   the Six Months Ended June 30, 2003 and 2002             6

                 Consolidated Statements of Changes in Stockholders'
                   Equity for the Six Months Ended June 30, 2003
                   and 2002                                                6

                 Notes to Consolidated Financial Statements                7-8

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8-18

      Item 3.    Quantitative and Qualitative Disclosures About
                   Market Risk                                             18

      Item 4.    Controls and Procedures                                   18

PART II          OTHER INFORMATION

      Item 1.    Legal Proceedings                                         19

      Item 2.    Changes in Securities and Use of Proceeds                 19

      Item 3.    Defaults upon Senior Securities                           19

      Item 4.    Submission of Matters to a Vote of Security Holders       19

      Item 5.    Other Information                                         19

      Item 6.    Exhibits and Reports on Form 8-K                          19-20

                 SIGNATURES                                                21

                 CERTIFICATIONS                                            22-23

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,     December 31,
                                                                               2003           2002
                                                                           -----------    -----------
                                                                                    (Unaudited)
ASSETS                                                                             (In thousands)
 Cash and due from banks                                                   $    59,566    $    60,057
 Short term interest-bearing deposits                                           25,638            741
 Securities available for sale, at fair value                                  346,752        510,837
 Federal Home Loan Bank stock, at cost                                          23,503         23,503
 Federal Reserve Bank stock, at cost                                             1,235          1,235
 Loans held for sale                                                            11,074         37,332
 Total loans                                                                   775,742        801,402
 Less:  Allowance for loan losses                                              (12,680)       (12,384)
                                                                           -----------    -----------
         Net loans                                                             763,062        789,018
                                                                           -----------    -----------
 Premises and equipment                                                         20,514         20,602
 Deferred tax asset, net                                                         6,130          5,572
 Accrued interest receivable on securities and loans                             4,645          5,982
 Intangible assets                                                               5,881          6,314
 Foreclosed real estate                                                          1,500          1,500
 Other assets                                                                   12,682         19,190
                                                                           -----------    -----------
         Total assets                                                      $ 1,282,182    $ 1,481,883
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                                                                  $   975,754    $   942,220
 Federal Home Loan Bank borrowings - short-term                                 28,995        205,700
 Other short-term borrowings                                                    23,803         21,391
 Federal Home Loan Bank borrowings - long-term                                 125,758        165,750
 Subordinated debt                                                               5,000          5,000
 Accrued interest payable on deposits and borrowings                             1,091          1,501
 Post retirement benefits payable                                                3,938          3,710
 Employee profit sharing retirement and bonuses payable                          1,127          3,017
 Due to broker for securities settlement                                            91         11,627
 Other liabilities                                                               3,364          3,286
                                                                           -----------    -----------
         Total liabilities                                                   1,168,921      1,363,202
                                                                           -----------    -----------


 Minority interest                                                                 282            234
                                                                           -----------    -----------
 Commitments and contingencies
 Stockholders' equity

    Common stock, $1.00 par value: 12,000,000 shares authorized;
    9,061,064 shares issued                                                      9,061          9,061
    Surplus                                                                     27,490         27,484
    Undivided profits                                                           90,722         91,042
    Treasury stock, at cost (650,366 shares -2003; 470,266 shares -2002)       (12,316)        (8,122)
    Accumulated other comprehensive loss                                        (1,978)        (1,018)
                                                                           -----------    -----------
         Total stockholders' equity                                            112,979        118,447
                                                                           -----------    -----------

         Total liabilities and stockholders' equity                        $ 1,282,182    $ 1,481,883
                                                                           ===========    ===========

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                                2003           2002           2003          2002
                                                              --------       --------       --------       --------
INTEREST AND DIVIDEND INCOME                                                       (Unaudited)
     Interest and fees on loans                               $ 11,613       $ 14,255       $ 23,531       $ 28,410
     Interest on short term interest-bearing deposits               70             82            101            161
     Taxable interest income on securities                       2,983          5,012          6,723          9,552
     Tax-exempt interest income on securities                      139            123            296            307
     Dividends on securities                                       207            245            413            484
                                                              --------       --------       --------       --------
          Total interest and dividend income                    15,012         19,717         31,064         38,914
                                                              --------       --------       --------       --------

INTEREST EXPENSE
     Interest on deposits                                        2,077          3,164          4,213          6,501
     Interest on Federal Home Loan Bank borrowings               2,195          3,342          5,201          7,059
     Interest on other short-term borrowings                        93             53            121            112
     Interest on subordinated debt                                  62             71            129            143
                                                              --------       --------       --------       --------
          Total interest expense                                 4,427          6,630          9,664         13,815
                                                              --------       --------       --------       --------
     Net interest income                                        10,585         13,087         21,400         25,099
     Provision for loan losses                                      --             --             --             --
                                                              --------       --------       --------       --------
     Net interest income after provision for loan losses        10,585         13,087         21,400         25,099
                                                              --------       --------       --------       --------

NON-INTEREST INCOME
     Financial advisor fees                                      2,021          1,746          3,940          3,466
     Deposit account service charges                               632            567          1,215          1,125
     Branch banking fees                                           792            764          1,513          1,511
     Electronic banking fees                                       629            687          1,453          1,208
     Loan servicing and other loan fees (costs)                   (159)           121           (310)            67
     Brokerage fees and commissions                                441            346            850            709
     Net (loss) gain on securities                              (1,692)           962         (1,692)         2,641
     Net gain on sales of loans                                    657            500          2,165          1,076
     Insurance commissions                                         746            999          1,449          1,426
     Other income                                                   74             87            243            259
                                                              --------       --------       --------       --------
          Total non-interest income                              4,141          6,779         10,826         13,488
                                                              --------       --------       --------       --------

NON-INTEREST EXPENSE
     Salaries                                                    4,526          5,002          8,716          9,085
     Employee benefits                                           1,620          2,023          3,632          4,079
     Building and equipment                                      1,680          1,598          3,187          3,062
     Data processing                                               682            718          1,351          1,373
     Accounting and legal fees                                     339            264            665            488
     Other outside services                                        579            524          1,087          1,077
     Amortization of intangibles                                   339            324            645            649
     Delivery and communications                                   472            590            956          1,167
     Marketing and advertising                                     359            539            780            850
     All other expenses                                            660          1,142          2,440          2,070
                                                              --------       --------       --------       --------
          Total non-interest expense                            11,256         12,724         23,459         23,900
                                                              --------       --------       --------       --------
     Minority Interest                                              29            148             47            144
                                                              --------       --------       --------       --------
     Income before income taxes                                  3,441          6,994          8,720         14,543
     Provision for income taxes                                   (967)         2,459          5,793          4,961
                                                              --------       --------       --------       --------
     Net income                                               $  4,408       $  4,535       $  2,927       $  9,582
                                                              ========       ========       ========       ========
     Basic earnings per share                                 $   0.52       $   0.52       $   0.34       $   1.11
     Diluted earnings per share                               $   0.52       $   0.52       $   0.34       $   1.11
     Average shares outstanding - basic                          8,451          8,630          8,507          8,626
     Average shares outstanding - diluted                        8,469          8,671          8,526          8,664
     Cash dividends declared per share                        $   0.19       $   0.19       $   0.38       $   0.38

         The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,

                                                                      2003           2002
                                                                   -----------    -----------
                                                                           (Unaudited)
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $     2,927    $     9,582
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization of fixed and intangible assets         2,123          2,122
    Net amortization  of securities                                      7,467            568
    Amortization of net deferred loan (fees) costs                          (5)           670
    Net loss (gain) on  securities                                       1,692         (2,641)
    Net gain on sale of loans                                           (2,165)        (1,076)
Net change in:
     Loans held for sale, net                                           28,423          6,859
    Accrued interest receivable                                          1,337            265
    Accrued expenses and other liabilities                              (1,994)        (3,597)
    Other, net                                                           4,847          1,851
                                                                   -----------    -----------
          Net cash provided by operating activities                     44,652         14,603
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in loans                                    25,962        (10,654)
    Maturities of available-for-sale securities                        338,704        301,730
    Purchases of available-for-sale securities                        (202,233)      (335,939)
    Sales of available-for-sale securities                               7,021         44,410
    Purchases of premises and equipment, net                            (1,515)        (3,116)
                                                                   -----------    -----------
          Net cash provided (used) by investing activities             167,939         (3,569)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                            33,534         19,968
    Federal Home Loan Bank borrowings                                  833,050        663,439
    Repayments of  Federal Home Loan Bank borrowings                (1,049,746)      (694,105)
    Net increase (decrease) in other short-term borrowings               2,412         (5,317)
    Purchase of treasury stock                                          (4,308)            --
    Issuance of common stock under stock option plan                       120            264
    Cash dividends paid on common stock                                 (3,247)        (3,277)
                                                                   -----------    -----------
          Net cash used by financing activities                       (188,185)       (19,028)
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                    24,406         (7,994)
Cash and cash equivalents at beginning of period                        60,798         62,062
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $    85,204    $    54,068
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                       $    10,071    $    14,479
    Income taxes                                                         6,801          6,037
Non-cash transactions:
    Net change in due to/from broker for securities settlement     $    11,536    $     9,005

        The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        For the Six Months Ended June 30,

                                                                        2003       2002
                                                                      -------    -------
                                                                          (Unaudited)
                                                                         (In thousands)
Net income                                                            $ 2,927    $ 9,582
                                                                      -------    -------
Unrealized holding (losses) gains on securities available for sale     (3,210)     2,069
Reclassification of losses (gains) on securities realized in income     1,692     (2,641)
                                                                      -------    -------
Net unrealized losses                                                  (1,518)      (572)
Related tax effect                                                        558        329
                                                                      -------    -------
Net other comprehensive loss                                             (960)      (243)
                                                                      -------    -------
Comprehensive  income                                                 $ 1,967    $ 9,339
                                                                      =======    =======

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Six Months Ended June 30,

                                                      2003         2002
                                                   ---------    ---------
                                                         (Unaudited)
                                                       (In thousands)
COMMON STOCK
Balance, beginning and end of period               $   9,061    $   9,061
                                                   ---------    ---------

SURPLUS
Balance, beginning of period                          27,484       27,473

Issuance of common stock under stock option plan           6            9
                                                   ---------    ---------
Balance, end of period                                27,490       27,482
                                                   ---------    ---------

UNDIVIDED PROFITS
Balance, beginning of period                          91,042       83,157
Net income                                             2,927        9,582
Cash dividends declared and paid                      (3,247)      (3,277)
                                                   ---------    ---------
Balance, end of period                                90,722       89,462
                                                   ---------    ---------

TREASURY STOCK
Balance, beginning of period                          (8,122)      (7,197)
Purchase of treasury stock (187,100 shares)           (4,308)          --
Issuance of common stock under stock option plan
     (7,000 and 15,625 shares, respectively)             114          255
                                                   ---------    ---------
Balance, end of period                               (12,316)      (6,942)
                                                   ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                          (1,018)       2,822
Net other comprehensive (loss)                          (960)        (243)
                                                   ---------    ---------
Balance, end of period                                (1,978)       2,579
                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD          $ 112,979    $ 121,642
                                                   =========    =========

        The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six months ended June 30, 2003 and 2002 (Unaudited)

1. Business

      CCBT Financial Companies, Inc. ("Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 and is the bank holding company for Cape Cod Bank and Trust Company (the "Bank"), a national bank. Currently, the Company's business activities are conducted primarily through the Bank.

2. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the June 30, 2002 financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

3. REIT Tax Law Dispute With Massachusetts Department of Revenue

      CCBT Preferred Corp. ("CCBT Preferred") is a real estate investment trust subsidiary ("REIT") formed by the Bank in the second quarter of 1999. Since that time and prior to the enactment of the new tax legislation and settlement discussed below, the Bank had taken a tax deduction under a Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions made by CCBT Preferred to the Bank. As previously announced, the Bank received notices of assessment from the Commonwealth of Massachusetts DOR for tax years ended December 31, 1999, 2000 and 2001 based on the DOR's contention that dividend distributions by CCBT Preferred to the Bank are fully taxable in Massachusetts.

      In the first quarter of 2003, the Company accrued a liability of approximately $5.1 million, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from the REIT for the 1999 through 2001 fiscal years, and the previously anticipated deduction for fiscal 2002, thus reducing earnings by $5.1 million in the first quarter of 2003. The accrued liability was the result of legislation signed March 5, 2003 by the Governor of Massachusetts that amended Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applied retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividends received deduction effective for the 2003 tax year and accrued the liability described above.

      On June 23, 2003, the Company entered into a settlement with the Massachusetts Department of Revenue ("DOR"), and agreed to pay approximately 50% of the disputed tax liability which had previously been accrued. As a result of the settlement, the Company recognized a reduction of income tax and related interest expense of approximately $2.5 million in the second quarter of 2003. The Company's settlement with the DOR is similar to and in participation with numerous other financial institutions in Massachusetts.

4. Stock Compensation Plans

      At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 6 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

PART I FINANCIAL INFORMATION

      Had the Company applied SFAS No. 123, "Accounting for Stock -Based Compensation", for the quarter ended June 30, 2003, the additional net after-tax expense of $63,000 would have resulted in pro-forma basic and diluted earnings per share to be reported as $.51 as compared to $.52 per share. For the quarter ended June 30, 2002, the additional net after-tax expense of $59,000 would have resulted in no change to the reported basic and diluted earnings per share of $.52.

      Had the Company applied SFAS No. 123, "Accounting for Stock -Based Compensation", for the six months ended June 30, 2003, the additional net after-tax expense of $127,000 would have resulted in pro-forma basic and diluted earnings per share to be reported as $.33 as compared to the $.34 per share reported. For the six months ended June 30, 2002, the additional net after-tax expense of $117,000 would have resulted in pro-forma basic and diluted earnings per share to be reported as $1.10 and $1.09, respectively, as compared to the $1.11 per share reported.

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

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)


                                                                  Net Interest Income, Net Interest Margin
                                                                           Quarters Ended June 30,
                                               ------------------------------------------------------------------------------
                                                                 2003                                     2002
                                               --------------------------------------   -------------------------------------
                                                    Average                 Average          Average                  Average
                                                    Balance     Interest     Yield           Balance     Interest      Yield
                                               --------------------------------------   -------------------------------------
                                                                            (Dollars in thousands)
ASSETS
Securities:
           Mortgage-backed securities          $     6,547   $        91       5.58%    $     9,730   $       137      5.65%
           CMOs                                    127,422           164       0.51%        131,811         2,423      7.35%
           U.S. Government agencies                 17,055           (34)    (0.80)%         22,228           228      4.10%
           State and municipal obligations          22,455           140       2.49%         13,488           123      3.64%
           Other securities                        274,491         3,038       4.44%        254,642         2,551      4.02%
                                               -----------   -----------                -----------   -----------
                     Total securities              447,970         3,399       3.04%        431,899         5,462      5.07%
                                               -----------   -----------                -----------   -----------
Loans:
           Commercial                               94,974         1,209       5.04%         92,014         1,312      5.64%
           Commercial construction                  60,993           728       4.72%         54,355           699      5.09%
           Residential construction                 33,507           495       5.91%         45,430           690      6.08%
           Commercial mortgages                    281,958         5,043       7.08%        263,281         5,066      7.61%
           Industrial revenue bonds                    873            12       5.68%          1,075            15      5.66%
           Residential mortgages                   233,885         3,158       5.40%        365,137         5,545      6.07%
           Home equity                              70,160           829       4.74%         60,351           758      5.04%
           Consumer                                  5,130           139      10.90%          6,657           170     11.31%
                                               -----------   -----------                -----------   -----------
Total loans                                        781,480        11,613       5.91%        888,300        14,255      6.39%
                                               -----------   -----------                -----------   -----------

Total earning assets                             1,229,450        15,012       4.86%      1,320,199        19,717      5.95%
                                               -----------   -----------                -----------   -----------
Non-earning assets                                  73,829                                  64,629
                                               -----------                             -----------
Total assets                                   $ 1,303,279                             $ 1,384,828
                                               ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                        $   173,017            83       0.19%    $   150,882           180      0.48%
           Regular savings                          93,149           139       0.60%         79,704           227      1.14%
           Money Market accounts                   294,868           777       1.06%        277,711         1,260      1.82%
           Certificates of Deposit of
               $100,000 or more                     39,658           280       2.83%         41,619           320      3.08%
           Other time deposits                     119,037           798       2.68%        136,803         1,176      3.45%
                                               -----------   -----------                -----------   -----------
Total interest bearing deposits                    719,729         2,077       1.16%        686,719         3,163      1.85%
                                               -----------   -----------                -----------   -----------
Borrowings:
           Federal Home Loan Bank                  193,062         2,195       4.56%        329,202         3,342      4.07%
           Other short-term borrowings              38,667            93       0.96%         22,066            53      0.96%
           Subordinated debt                         5,000            62       5.00%          5,000            71      5.73%
                                               -----------   -----------                -----------   -----------

Total borrowings                                   236,729         2,350       3.98%        356,268         3,466      3.90%
                                               -----------   -----------                -----------   -----------

Total interest-bearing liabilities                 956,458         4,427       1.86%      1,042,987         6,629      2.55%
                                                             -----------                              -----------

Demand deposits                                    225,466                                  215,478
Non-interest bearing liabilities                    10,942                                    9,172
Stockholders' equity                               110,413                                  117,191
                                               -----------                              -----------
Total liabilities and equity                   $ 1,303,279                              $ 1,384,828
                                               ===========                              ===========
Net interest income/spread                                   $    10,585       3.00%                  $    13,088      3.40%
                                                             ===========                              ===========
Net interest margin (NII/Avg. Earning Assets)                                  3.45%                                   3.98%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS

                Three Months Ended June 30, 2003 vs June 30, 2002

      Source and Use of Funds. Average deposits, up $43.0 million or 4.8%, increased modestly during the second quarter of 2003 as compared to the same period in the prior year. This growth was led by an increase in transaction accounts of $32.1 million or 8.8% with additional growth occurring in regular savings and money market accounts, up $13.4 million or 16.9% and $17.2 million or 6.2%, respectively. Time deposits, the only category of deposits experiencing a decline, were down $19.7 million or 11.1% as a result of the low interest rate environment. Average borrowings decreased $119.5 million or 33.6% for the quarter ended June 30, 2003 when compared to the same period in 2002. Borrowings from the Federal Home Loan Bank declined, on average, by $136.1 million or 41.4% during the second quarter of 2003 as compared to 2002 as the Company continued to repay maturing advances. Partially offsetting the decrease in Federal Home Loan Bank borrowings, short-term borrowings, consisting of Treasury Notes and securities sold under agreements to repurchase, increased $16.6 million or 75.2%.


      On average, securities increased by $16.1 million or 3.7% during the second quarter of 2003 when compared to the second quarter of 2002. This increase can be attributed to increases in state and municipal obligations of $9.0 million or 66.5%, and other securities of $19.8 million or 7.8% due to increased holdings of asset-backed securities. All other categories of securities declined during the same period with mortgage-backed securities down $3.2 million or 32.7%, CMO's down $4.4 million or 3.3%, and US Government agencies down $5.2 million or 23.3%. Average loans declined in the second quarter of 2003 by $106.8 million or 12.0% as compared to the same period in the prior year. As a result of significant prepayments in the residential mortgage portfolio as well as the Company's decision not to hold long-term fixed rate residential mortgages, this category has declined by $131.2 million or 35.9%, on average, compared to the prior year. Partially offsetting this decrease was the growth in the commercial mortgage portfolio, up $18.7 million or 7.1%. Additionally, home equity loans continued to increase, up $9.8 million or 16.3%, on average, over prior year as consumers continued to take advantage of this low interest rate product.

      Net Interest Income. Net interest income was $10.6 million for the three months ended June 30, 2003 as compared to $13.1 million for the same period in 2002, a decrease of 19.1%. The decline in net interest income can be attributed to the continued low interest rate environment and the resulting pre-payments in the Company's residential mortgage portfolio and its holdings of mortgage related securities. The 0.51% yield on CMO securities and (0.80%) yield on U.S. Government agency securities reflect the impact arising from the amortization of premiums associated with the accelerated pre-payments of the underlying collateral and call of securities, respectively. The net interest spread and net interest margin ratios were 3.0% and 3.5%, respectively, for the quarter ended June 30, 2003, as compared to 3.4% and 4.0%, respectively, for the prior year.

      Provision for Loan Losses. Recoveries on loans previously charged off exceeded charge-offs during the three months ended June 30, 2003 by $84,000. Management's assessment of the risks in the loan portfolio at June 30, 2003 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the second quarter of 2003. The allowance for loan losses as a percentage of total loans was 1.63% and 1.38% at June 30, 2003 and 2002, respectively, representing management's consideration of qualitative factors, primarily the ongoing weakness in local and national economic trends and growth in outstanding commercial loans.

      Other Income and Expense. Non-interest income totaled $4.1 million for the quarter ended June 30, 2003, resulting in a decrease of $2.6 million as compared to the same period in the prior year. This decline can primarily be attributed to the change in the net gain (loss) on securities of $2.7 million. Securities losses of $1.7 million were recorded during the quarter ended June 30, 2003, including a $1.3 million impairment loss recognized on an asset-backed security and losses from the sale of interest-only CMO's, while during the same period in 2002, the Company reported $962 thousand of gains. A decrease in insurance commissions of $253 thousand when comparing the second quarter of 2003 to the same period in 2002 is due to the inclusion of a $398 thousand adjustment in the 2002 period for the recognition of previously deferred insurance commissions. Increases in financial advisor fees of $275 thousand, and in brokerage fees and commissions of $95 thousand, an aggregate increase of 17.7%, reflect the Company's efforts to increase revenues from fee-based products.

      During the second quarter of 2003, non-interest expense of $11.3 million reflected a decrease of $1.5 million as compared to the second quarter of 2002. Decreases in salaries and employee benefits, down a combined $879 thousand, can be attributed to the inclusion during the second quarter of 2002 of $506 thousand of costs associated with an early retirement program, as well as an increase of $575 thousand during the second quarter of 2003 of the deferral of salaries under FAS91 as a result of the increased volume of residential mortgage originations. Partially offsetting these changes was an increase in sales commissions of $117 thousand during the second quarter of 2003 as compared to the same period in the prior year, also attributable to the aforementioned volume increase in residential mortgage activity. A significant decrease in all other expenses when comparing the quarter ended June 30, 2003 to the same quarter in 2002 is largely a result of the reversal of $359 thousand of interest expense due to the settlement with the DOR of the REIT tax issue.

      Income before Income Taxes. Income before income taxes was $3.4 million for the quarter ended June 30, 2003 compared to $7.0 million for the same period in 2002.

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      Provision for Income Taxes. The provision(benefit) for income taxes decreased by 139.3% from $2.5 million in the second quarter of the prior year to a benefit of $967 thousand in the comparable period in 2003. This decrease is due to the reversal of $2.3 million of previously accrued taxes as a result of the settlement with the DOR of the REIT tax issue. Excluding the reversal of the previously accrued REIT taxes in the second quarter ended June 30, 2003, the effective tax rate would have been 39.4% as compared to 35.2% for the same period last year. The higher adjusted effective tax rate for the comparative periods reflect the loss of the REIT tax advantage.

      Net Income. Net income of $4.4 million for the quarter ended June 30, 2003 represents a modest decrease of $100 thousand compared to 2002 results. Second quarter 2003 basic and diluted earnings per share of $.52 are comparable to the $.52 reported for the 2002 period.

             (The remainder of this page intentionally left blank.)

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                   Net Interest Income, Net Interest Margin
                                                                            Six Months Ended June 30,
                                               ------------------------------------------------------------------------------
                                                                  2003                                     2002
                                               --------------------------------------   -------------------------------------
                                                     Average                 Average          Average                  Average
                                                     Balance     Interest     Yield           Balance     Interest      Yield
                                               --------------------------------------   -------------------------------------
                                                                            (Dollars in thousands)
ASSETS
Securities:
           Mortgage-backed securities          $     6,873   $       176       5.12%    $    13,679   $       372       5.43%
           CMOs                                    143,356           462       0.64%        145,245         4,430       6.10%
           U.S. Government agencies                 20,739           168       1.62%         19,930           428       4.29%
           State and municipal obligations          23,014           297       2.58%         18,466           307       3.33%
           Other securities                        282,630         6,430       4.59%        250,950         4,968       3.99%
                                               -----------   -----------                -----------   -----------
                     Total securities              476,612         7,533       3.18%        448,270        10,505       4.71%
                                               -----------   -----------                -----------   -----------
Loans:
           Commercial                               89,221         2,270       5.06%         88,914         2,545      5.69%
           Commercial construction                  59,248         1,389       4.66%         53,742         1,393      5.15%
           Residential construction                 34,714           966       5.57%         44,712         1,289      5.76%
           Commercial mortgages                    283,140         9,970       7.00%        263,902        10,120      7.63%
           Industrial revenue bonds                    894            25       5.66%          1,105            31      5.64%
           Residential mortgages                   251,092         7,017       5.59%        368,057        11,237      6.11%
           Home equity                              69,095         1,613       4.71%         57,630         1,440      5.04%
           Consumer                                  5,341           281      10.56%          6,836           354     11.37%
                                               -----------   -----------                -----------   -----------
Total loans                                        792,745        23,531       5.92%        884,898        28,409      6.41%
                                               -----------   -----------                -----------   -----------

Total earning assets                             1,269,357        31,064       4.89%      1,333,168        38,914      5.83%
                                               -----------   -----------                -----------   -----------
Non-earning assets                                  69,876                                   67,228
                                               -----------                              -----------
Total assets                                   $ 1,339,233                              $ 1,400,396
                                               ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
           NOW accounts                            169,801           180       0.21%    $   148,712           349      0.47%
           Regular savings                          92,006           289       0.63%         77,731           439      1.14%
           Money Market accounts                   292,642         1,577       1.09%        274,689         2,475      1.82%
           Certificates of Deposit of
               $100,000 or more                     38,557           541       2.83%         44,959           711      3.19%
           Other time deposits                     119,496         1,626       2.74%        141,499         2,528      3.60%
                                               -----------   -----------                -----------   -----------
Total interest bearing deposits                    712,502         4,213       1.19%        687,590         6,502      1.91%
                                               -----------   -----------                -----------   -----------
Borrowings:
           Federal Home Loan Bank                  251,296         5,201       4.17%        349,944         7,059      4.07%
           Other short-term borrowings              28,272           121       0.87%         24,410           111      0.92%
           Subordinated debt                         5,000           129       5.20%          5,000           143      5.78%
                                               -----------   -----------                -----------   -----------
Total borrowings                                   284,568         5,451       3.86%        379,354         7,313      3.89%
                                               -----------   -----------                -----------   -----------

Total interest-bearing liabilities                 997,070         9,664       1.95%      1,066,944        13,815      2.61%
                                                             -----------                              -----------

Demand deposits                                    221,248                                  207,483
Non-interest bearing liabilities                     7,367                                    9,818
Stockholders' equity                               113,548                                  116,151
                                               -----------                              -----------
Total liabilities and equity                   $ 1,339,233                              $ 1,400,396
                                               ===========                              ===========
Net interest income/spread                                   $    21,400        2.94%                 $    25,099      3.22%
                                                             ===========                              ===========
Net interest margin (NII/Avg. Earning Assets)                                   3.40%                                  3.80%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS

                 Six Months Ended June 30, 2003 vs June 30, 2002

      Source and Use of Funds. During the first six months of 2003, average deposits increased $38.7 million or 4.3%, as compared to the same period in the prior year. This growth was led by an increase in transaction accounts of $34.9 million or 9.8% with additional growth occurring in regular savings and money market accounts, up $14.3 million or 18.4% and $18.0 million or 6.5%, respectively. Time deposits, the only category of deposits experiencing a decline, were down $28.4 million or 15.2%. Average borrowings decreased $94.8 million or 25.0% year to date in 2003 when compared to the same period in 2002. Borrowings from the Federal Home Loan Bank declined, on average, by $98.6 million or 28.2% during the first six months of 2003 as compared to 2002. The decrease in Federal Home Loan Bank borrowings includes the prepayment of $20.3 million of borrowings scheduled to mature in 2005 as well as the repayment of maturing advances. Short-term borrowings from other sources, which include Treasury Notes and securities repurchase agreements, were up, on average, by $3.9 million or 15.8%.


      On average, securities increased by $28.3 million or 6.3% during the first half of 2003 when compared to the first half of 2002. Increases in other securities of $31.7 million or 12.6% and state and municipal obligations of $4.5 million or 24.6% were offset by declines in mortgage-backed securities, which as a result of significant prepayments decreased $6.8 million or 49.8%. Average loans declined in the first six months of 2003 by $92.2 million or 10.4% as compared to the same period in the prior year. As a result of significant prepayments in the residential mortgage portfolio as well as the Company's decision not to hold long-term fixed rate residential mortgages, this category has declined by $117.0 million or 31.8%, on average, compared to the prior year while residential construction loans decreased , on average, by $10.0 million or 22.4%. Partially offsetting these decreases was the growth in commercial real estate loans, up $24.7 million or 7.8%. Additionally, home equity loans continued to increase, up $11.5 million or 19.9%, on average, over prior year as consumers continued to take advantage of this low interest rate product.

      Net Interest Income. Net interest income was $21.4 million for the six months ended June 30, 2003 as compared to $25.1 million for the same period in 2002, a decrease of 14.7%. The Company's net interest income has been negatively affected during the first six months of 2003 by a $286 thousand penalty on the prepayment of an advance from the Federal Home Loan Bank of Boston and a decline of $2.8 million in interest income applicable to an interest only CMO, as amortization of premium was accelerated due to underlying prepayments. This acceleration of amortization of premium accounts for the 0.64% yield on CMO securities for the six months ended June 30, 2003 down from 6.10% for the same period last year. The decline in net interest income can also be attributed to the continued low interest rate environment and the resulting pre-payments in the Company's residential mortgage portfolio and its holdings of mortgage related securities. The net interest spread and net interest margin ratios were 2.9% and 3.4%, respectively, for the six months ended June 30, 2003, as compared to 3.2% and 3.8%, respectively, for the prior year.

      Provision for Loan Losses. Recoveries on loans previously charged off exceeded charge-offs during the six months ended June 30, 2003 by $296 thousand. Management's assessment of the risks in the loan portfolio at June 30, 2003 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses during the first six months of 2003. The allowance for loan losses as a percentage of total loans increased to 1.63% from 1.38% at June 30, 2003 and 2002, respectively, representing management's consideration of qualitative factors, primarily the ongoing weakness in local and national economic trends and growth in outstanding commercial loans.

      Other Income and Expense. Non-interest income of $10.8 million reflected a decline of $2.7 million during the first six months of 2003 as compared to the corresponding period in the prior year due primarily to the unfavorable change in the net gain(loss) on securities of $4.3 million. Security losses of $1.7 million were recorded during the 2003 period, including a $1.3 million impairment loss recognized on an asset backed security as well as losses from the sale of interest-only CMO's. By contrast, during the 2002 period, $2.6 million of gains were reported as a result of the sale of securities. Sales of residential mortgages resulted in an increase in the net gain on sales of loans of $1.1 million during the first half of 2003 as compared to the comparable 2002 period. Increases in financial advisor fees of $474 thousand, brokerage fees and commissions of $141 thousand and electronic banking fees of $245 thousand reflect the Company's efforts to increase fee-based revenue through the expansion of the Company's products and expertise.

      Non-interest expense decreased $441 thousand or 1.8% from the first six months of 2002 to the same period in 2003. A decrease in salaries and employee benefits of $816 thousand during the 2003 period as compared to 2002 can be attributed to the accrual of $506 thousand of costs associated with an early retirement program during the 2002 period as well as an increase of $917 thousand in the 2003 period of the deferral of salaries under FAS91, largely due to the increased volume of residential mortgage originations. Partially offsetting these changes in salaries and benefits were increased costs related to annual merit increases and increases in benefit costs as well as an increase in sales commissions of $284 thousand in the first half of 2003 as compared to the same period in 2002. In the first six months of 2003, there was also a significant increase in all other expenses of $370 thousand over the 2002 level as a result of the $443 thousand of interest expenses on a state tax assessment which is the result of a retroactive amendment to state tax law during the first quarter of 2003.

      Income before Income Taxes. Income before income taxes was $8.7 million for the six months ended June 30, 2003 compared to $14.5 million for the same period in 2002.

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      Provision for Income Taxes. The provision for income taxes increased by 16.8% from $5.0 million in the prior year to $5.8 million in 2003. This increase, despite the decrease in income before taxes, is due to the amendment, in March of 2003, of Massachusetts law that expressly disallows the deduction for dividends received from a real estate investment trust subsidiary resulting in a net increase of $2.3 million in the income tax provision. Excluding the $2.3 million REIT income tax provision, the effective tax rate would have been 39.9% as compared to 34.1% for the six months ended June 30, 2002, the increase reflecting the loss of the REIT tax advantage.

      Net Income. Net income of $2.9 million for the six months ended June 30, 2003 represents a decrease of $6.7 million compared to 2002 results. In 2003, basic and diluted earnings per share of $.34 represent a decrease of $.77 for basic and diluted earning per share when compared to 2002 results.

               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

      The Company had $1.28 billion consolidated total assets, $975.8 million deposits and $113.0 million in stockholders' equity at June 30, 2003. Its capital to assets ratio was 8.81%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2002, securities available for sale decreased $164.0 million or 32.1%, loans decreased $25.7 million or 3.20%, deposits increased $33.5 million or 3.56% and borrowed funds decreased $214.3 million or 53.9%.

Securities

      The adjusted cost and estimated market values of securities which the Company classified as available for sale at June 30, 2003 and December 31, 2002 were as follows:

                                                                       June 30, 2003
                                                -------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                 Amortized       Unrealized       Unrealized          Fair
                                                   Cost             Gains           Losses           Value
                                                ----------       ----------       ----------       ----------
                                                                        (In thousands)
U.S. Government agency CMOs                     $   31,124       $      257       $       68       $   31,313
Other U.S. Government agency obligations            12,689               12                1           12,700
Other collateralized mortgage obligations           69,217              143              481           68,879
Interest only securities                             3,422              474            1,321            2,575
State and municipal obligations                     20,045               --               --           20,045
Other debt securities                              213,550            1,268            3,578          211,240
                                                ----------       ----------       ----------       ----------
    Totals                                      $  350,047       $    2,154       $    5,449       $  346,752
                                                ==========       ==========       ==========       ==========


                                                                        December 31, 2002
                                                -------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                 Amortized       Unrealized       Unrealized          Fair
                                                   Cost             Gains           Losses           Value
                                                ----------       ----------       ----------       ----------
                                                                        (In thousands)
U.S. Government agency CMOs                     $   63,131       $      685       $       22       $   63,794
Other U.S. Government agency obligations            24,635               51               41           24,645
Other collateralized mortgage obligations          105,136              238              258          105,116
Interest only securities                            14,444            1,359            2,206           13,597
State and municipal obligations                     19,798               --               --           19,798
Other debt securities                              285,470            2,472            4,055          283,887
                                                ----------       ----------       ----------       ----------
    Totals                                      $  512,614       $    4,805       $    6,582       $  510,837
                                                ==========       ==========       ==========       ==========

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      The Company invests in various investment grade structures, including asset backed securities and collateralized mortgage securities (CMO's), usually with short effective durations. These securities are subject to the possibility of loss and changes in market values resulting from changes in credit risk arising from weak economic conditions and from substantial changes in interest rates. Security losses of $1.7 million were recorded during the quarter ended June 30, 2003, including a $1.3 million impairment loss recognized on an asset backed security and losses from the sale of interest-only CMO's. During the same period in 2002, the Company reported $962 thousand of gains. Securities available for sale decreased $164.1 million, from $510.8 million at December 31, 2002 to $346.8 million at June 30, 2003.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                      June 30, 2003      December 31, 2002
                                      -------------      -----------------
                                                (In thousands)
Mortgage loans on real estate:
    Residential                        $ 211,816             $ 262,095
    Commercial                           286,827               283,458
    Construction                         101,306                99,544
    Equity lines of credit                72,328                65,794
Other loans:
    Commercial                            97,495                83,953
    Consumer                               5,116                 5,629
    Industrial revenue bonds                 854                   929
                                       ---------             ---------
          Total loans                    775,742               801,402
    Less: Allowance for loan losses      (12,680)              (12,384)
                                       ---------             ---------
          Total loans, net             $ 763,062             $ 789,018
                                       =========             =========

Loans held for sale                    $  11,074             $  37,332
                                       =========             =========

      As shown in the table above, total loans decreased $25.7 million or 3.2% to $775.7 million at June 30, 2003 as compared to December 31, 2002, with balanced growth between commercial loans, equity lines of credit and commercial mortgages, up $13.5, $6.5 and $3.4 million, respectively. New residential mortgage originations of $82.0 million (fixed rate) and $19.0 million (adjustable rate) were achieved in the second quarter 2003. During the same period, the Company sold $79.4 million in fixed rate residential mortgages, producing net gains of $657 thousand.

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

PART I  FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Non performing assets and loan loss experience

      As shown in the following table non-performing assets were $2.3 million or ..18% of total assets at June 30, 2003 compared to $2.8 million or .19% of total assets at December 31, 2002. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, unless the loan is fully secured by real estate or other collateral and in the process of collection.

                                                        June 30,    December 31,
                                                          2003         2002
                                                        --------     --------
                                                           (In thousands)
   Nonaccrual loans                                     $    845     $  1,348

   Loans past due 90 days or more and still accruing          --           --
   Property from defaulted loans                           1,500        1,500
                                                        --------     --------
   Total non-performing assets                          $  2,345     $  2,848
                                                        ========     ========
   Restructured troubled debt performing in accordance
       with amended terms, not included above           $    259     $    210
                                                        ========     ========

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                                       Six Months Ended June 30,
                                                         2003           2002
                                                       --------        --------
                                                           (In thousands)
   Balance, beginning of period                        $ 12,384        $ 12,252
   Provision for loan losses                                 --              --
   Charge-offs                                              (36)            (53)

   Recoveries on loans previously charged off               332             188
                                                       --------        --------
   Balance, end of  period                             $ 12,680        $ 12,387
                                                       ========        ========

      Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the allowance for loan losses were unnecessary in 2003. The allowance represented 1.63% of total loans at June 30, 2003, 1.55% at December 31, 2002, and 1.38% at June 30, 2002. Although
management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses likely to result from loans in the current portfolio at June 30, 2003, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

         The Company had outstanding commitments to originate new residential and commercial mortgages of $49.5 million at June 30, 2003 and $44.0 million at December 31, 2002 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                    June 30, 2003     December 31, 2002
                                    -------------     -----------------
   Commercial loans                        (In thousands)
       Dealer floor plan              $  4,856            $  6,618
       Lines of credit                  42,078              54,267
       Other                             2,559               3,231
   Commercial mortgages
       Construction                     31,156              32,480
       Other                             9,537               8,485
   Residential mortgages
        Home equity                     82,827              79,480
   Consumer loans
        Lines of credit                  3,479               3,388
                                      --------            --------
               Total                  $176,492            $187,949
                                      ========            ========

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:

                                                           June 30, 2003    December 31, 2002
                                                           -------------    -----------------
                                                                   (In thousands)
Deposits
    Demand                                                 $  254,545          $  229,033
    NOW                                                       183,290             171,084
    Money market                                              286,030             294,295
    Other savings                                              94,984              88,503
    Certificates of deposit greater than $100,000              38,882              37,344
    Certificates of deposit $100,000 or less                  118,023             121,961
                                                           ----------          ----------

        Total deposits                                     $  975,754          $  942,220
                                                           ==========          ==========

      Reflecting somewhat the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 18 herein, total deposits at June 30, 2003 are $33.5 million or 3.6% higher than total deposits at December 31, 2002. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

      Historically, the Company has selectively engaged in short and long term borrowings from the Federal Home Loan Bank of Boston, and has sold securities under agreements to repurchase, to fund loans and investments. At June 30, 2003, borrowed funds totaled $183.6 million, down 53.9% or $214.3 million compared to borrowed funds at December 31, 2002.

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

Stockholders' Equity

      The Company's capital to assets ratio was 8.81% at June 30, 2003 compared to 7.99% at December 31, 2002.

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of June 30, 2003.

                                              Minimum         June 30, 2003
                                             Regulatory    ---------------------
                                             Guidelines    Company         Bank
                                             -----------------------------------
Tier 1 leverage capital                        4.00%       8.71%           8.64%
Tier 1 capital to risk-weighted assets         4.00%      11.74%          11.65%
Total capital to risk-weighted assets          8.00%      12.99%          12.90%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      The Company's book value at June 30, 2003 was $13.43 per share compared to $13.79 per share at December 31, 2002.

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

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2003 from those presented in the Company's 2002 Annual Report.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report, (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART I FINANCIAL INFORMATION

(c) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over the financial reporting.

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

      Not applicable

ITEM 3. Defaults upon senior securities

      Not applicable

ITEM 4. Submission of matters to a vote of security holders

      The Company's annual meeting of stockholders was held on April 24, 2003 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $1.00 par value (the "Common Stock"), was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 8,544,048 shares of Common Stock issued, outstanding and eligible to vote as of March 4, 2003. A total of 7,130,141 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

      At the Annual Meeting, the stocholders elected the following two individuals as Directors of the Company to serve for three-year terms and John Burnett was nominated as Clerk to serve until the 2004 annual meeting of stockholders, with the following votes cast:


                                                             BROKER NON-VOTES
   NOMINEE                              FOR                    AND WITHELD
   -------                           ---------               ----------------
William R. Enlow                     6,695,170                      0
Stephen B. Lawson                    6,790,647                      0
John S. Burnett                      7,114,487                      0

ITEM 5. Other information

      Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit Description

            Change in Control agreements

            10.1  Change in Control Agreement with Nancy S. Hardaway.

            10.2  Change in Control Agreement with Phillip W. Wong.

            31.1 Certification of President of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II OTHER INFORMATION

            32.1 Certification of President of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      On April 17, 2003 a report on Form 8-K was filed by the Company under Item 9 "Regulations FD Disclosure" reporting that a press release was issued announcing the Company's earnings for the first quarter 2003 and filing as an exhibit under Item 7 thereby, the press release dated April 17, 2003.

      On June 24, 2003 a report on Form 8-K was filed by the Company under Item 9 "Regulations FD Disclosure" reporting that a press release was issued announcing that the Bank had entered into a settlement with the Massachusetts Department of Revenue regarding a disputed tax liability and filing as an exhibit under Item 7 thereby, the press release dated June 23, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant):          CCBT Financial Companies, Inc.
              ---------------------------------------



Date:                          August 13, 2003
     ------------------------------------------------

     /s/ STEPHEN B. LAWSON, President and Chief Executive Officer
     ------------------------------------------------------------
     Stephen B. Lawson,  President and Chief Executive Officer




     /s/ PHILLIP W. WONG, Executive Vice President and Chief Financial Officer
     -------------------------------------------------------------------------
     Phillip W. Wong,  Executive Vice President and Chief Financial Officer