Form 10-Q
period 2003-09-30
CCBT FINANCIAL COMPANIES INC
filed 2003-11-07
CIK 1074972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

      There were 8,420,198 shares of the issuer's common stock outstanding as of November 7, 2003.

TABLE OF CONTENTS

Section            Description                                                                         Page No.
-------            -----------                                                                         --------
PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets at September 30, 2003 and December 31, 2002             3

                   Consolidated Statements of Operations for the                                       4
                            Three and Nine Months Ended September 30, 2003 and 2002

                   Consolidated Statements of Cash Flows for the                                       5
                            Nine Months Ended September 30, 2003 and 2002

                   Consolidated Statements of Comprehensive Income for the                             6
                            Nine Months Ended September 30, 2003 and 2002

                   Consolidated Statements of Changes in Stockholders' Equity for the                  6
                            Nine Months Ended September 30, 2003 and 2002

                   Notes to Consolidated Financial Statements                                          7-8

         Item 2.   Management's Discussion and Analysis of Financial Condition                         8-17
                            and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          17

         Item 4.   Controls and Procedures                                                             17-18

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                   18

         Item 2.   Changes in Securities and Use of Proceeds                                           18

         Item 3.   Defaults upon Senior Securities                                                     18

         Item 4.   Submission of Matters to a Vote of Security Holders                                 18

         Item 5.   Other Information                                                                   18

         Item 6.   Exhibits and Reports on Form 8-K                                                    18

                   SIGNATURES                                                                          19

                   CERTIFICATIONS                                                                      20-23

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,      December 31,
                                                                                            2003               2002
                                                                                         -----------       -----------
                                                                                                 (Unaudited)
                                                                                                (In thousands)
ASSETS
   Cash and due from banks                                                               $    73,834       $    60,057
   Short-term, interest-bearing deposits                                                      25,380               741
   Securities available for sale, at fair value                                              356,567           510,837
   Securities held to maturity                                                                51,767                --
   Federal Home Loan Bank stock, at cost                                                      23,503            23,503
   Federal Reserve Bank stock, at cost                                                         1,235             1,235
   Loans held for sale                                                                         7,997            37,332
   Total loans                                                                               772,212           801,402
   Less: Allowance for loan losses                                                           (12,771)          (12,384)
                                                                                         -----------       -----------
                Net loans                                                                    759,441           789,018
                                                                                         -----------       -----------
   Premises and equipment                                                                     20,780            20,602
   Deferred tax asset, net                                                                     6,200             5,572
   Accrued interest receivable on securities and loans                                         4,385             5,982
   Intangible assets                                                                           5,559             6,314
   Foreclosed real estate                                                                      1,500             1,500
   Other assets                                                                               14,765            19,190
                                                                                         -----------       -----------
           Total assets                                                                  $ 1,352,913       $ 1,481,883
                                                                                         ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits                                                                         $ 1,029,819       $   942,220
        Federal Home Loan Bank borrowings - short-term                                        25,145           205,700
        Other short-term borrowings                                                           32,177            21,391
        Federal Home Loan Bank borrowings - long-term                                        136,898           165,750
        Subordinated debt                                                                      5,000             5,000
        Accrued interest payable on deposits and borrowings                                    1,061             1,501
        Post retirement benefits payable                                                       4,040             3,710
        Employee profit sharing retirement and bonuses payable                                 1,633             3,017
        Due to broker for securities settlement                                                   72            11,627
        Other liabilities                                                                      2,982             3,286
                                                                                         -----------       -----------
                Total liabilities                                                          1,238,827         1,363,202
                                                                                         -----------       -----------

       Minority interest                                                                         316               234
                                                                                         -----------       -----------
        Commitments and contingencies
        Stockholders' equity
            Common stock, $1.00 par value: 12,000,000 shares authorized;
             9,061,064 shares issued                                                           9,061             9,061
            Surplus                                                                           27,512            27,484
            Undivided profits                                                                 91,397            91,042
            Treasury stock, at cost (640,866 shares -2003; 470,266 shares -2002)             (12,161)           (8,122)
            Accumulated other comprehensive loss                                              (2,039)           (1,018)
                                                                                         -----------       -----------
                Total stockholders' equity                                                   113,770           118,447
                                                                                         -----------       -----------

                Total liabilities and stockholders' equity                               $ 1,352,913       $ 1,481,883
                                                                                         ===========       ===========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             2003           2002           2003           2002
                                                           --------       --------       --------       -------
                                                                               (Unaudited)
INTEREST AND DIVIDEND INCOME                                                  (In thousands)
  Interest and fees on loans                               $ 11,467       $ 14,063       $ 34,998       $42,472
  Interest on short-term, interest-bearing deposits              81             75            182           237
  Taxable interest income on securities                       1,831          5,110          8,554        14,662
  Tax-exempt interest income on securities                      129            144            425           451
  Interest on securities held to maturity                       242             --            242            --
  Dividends on securities                                       201            231            614           715
                                                           --------       --------       --------       -------
       Total interest and dividend income                    13,951         19,623         45,015        58,537
                                                           --------       --------       --------       -------

INTEREST EXPENSE
  Interest on deposits                                        1,895          3,125          6,108         9,626
  Interest on Federal Home Loan Bank borrowings               2,061          3,600          7,262        10,659
  Interest on other short-term borrowings                        36             87            157           199
  Interest on subordinated debt                                  63             72            192           215
                                                           --------       --------       --------       -------
       Total interest expense                                 4,055          6,884         13,719        20,699
                                                           --------       --------       --------       -------
  Net interest income                                         9,896         12,739         31,296        37,838
  Provision for loan losses                                      --             --             --            --
                                                           --------       --------       --------       -------
  Net interest income after provision for loan losses         9,896         12,739         31,296        37,838
                                                           --------       --------       --------       -------

NON-INTEREST INCOME
  Financial advisor fees                                      1,884          1,676          5,824         5,142
  Deposit account service charges                               590            553          1,805         1,679
  Branch banking fees                                           722            804          2,235         2,314
  Electronic banking fees                                       772            747          2,225         1,955
  Loan servicing and other loan fees (costs)                   (104)             5           (414)           72
  Brokerage fees and commissions                                433            388          1,283         1,096
  Net gain (loss) on securities                                  --            538         (1,692)        3,179
  Net gain on sales of loans                                    907            571          3,072         1,647
  Insurance commissions                                         778            622          2,227         2,047
  Other income (loss)                                          (189)           (75)            54           186
                                                           --------       --------       --------       -------
       Total non-interest income                              5,793          5,829         16,619        19,317
                                                           --------       --------       --------       -------

NON-INTEREST EXPENSE
  Salaries                                                    4,806          4,668         13,522        13,752
  Employee benefits                                           1,644          2,581          5,276         6,659
  Building and equipment                                      1,400          1,596          4,587         4,659
  Data processing                                               570            688          1,921         2,061
  Accounting and legal fees                                     364            270          1,029           758
  Other outside services                                        652            571          1,739         1,647
  Amortization of intangibles                                   322            324            967           972
  Delivery and communications                                   462            553          1,418         1,721
  Marketing and advertising                                     455            440          1,235         1,290
  All other expenses                                          1,190            921          3,630         2,992
                                                           --------       --------       --------       -------
       Total non-interest expense                            11,865         12,612         35,324        36,511
                                                           --------       --------       --------       -------
 Minority Interest                                               35             17             82           161
                                                           --------       --------       --------       -------
Income before income taxes                                    3,789          5,939         12,509        20,483
Provision for income taxes                                    1,514          2,034          7,307         6,996
                                                           --------       --------       --------       -------
Net  income                                                $  2,275       $  3,905       $  5,202       $13,487
                                                           ========       ========       ========       =======
Basic earnings per share                                   $   0.27       $   0.45       $   0.61       $  1.56
Diluted earnings per share                                 $   0.27       $   0.45       $   0.61       $  1.56
Average shares outstanding - basic                            8,420          8,611          8,478         8,621
Average shares outstanding - diluted                          8,449          8,646          8,501         8,658
Cash dividends declared per share                          $   0.19       $   0.19       $   0.57       $  0.57

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,

                                                                          2003              2002
                                                                          ----              ----
                                                                               (Unaudited)
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $     5,202       $    13,487
Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization of fixed and intangible assets            3,204             3,232
    Net amortization  of securities                                         7,670             1,141
    Amortization of net deferred loan  costs                                  168             1,004
    Net loss (gain) on  securities                                          1,692            (3,179)
    Net gain on sale of loans                                              (3,072)           (1,647)
Net change in:
    Loans held for sale, net                                               32,407            (4,088)
    Accrued interest receivable                                             1,597               418
    Accrued expenses and other liabilities                                 (1,798)            2,291
    Other, net                                                              3,174            (7,627)
                                                                      -----------       -----------
          Net cash provided by operating activities                        50,244             5,032
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease  in loans                                                 29,409            13,653
    Maturities of available-for-sale securities                           474,610           472,749
    Purchases of available-for-sale securities                           (396,231)         (625,759)
    Sales of available-for-sale securities                                 58,745            84,548
    Purchases on held to maturity securities                              (55,568)               --
    Purchases of premises and equipment, net                               (2,914)           (4,365)
                                                                      -----------       -----------
          Net cash provided (used) by investing activities                108,051           (59,174)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                               87,599            70,497
    Federal Home Loan Bank borrowings                                     847,700         1,215,620
    Repayments of Federal Home Loan Bank borrowings                    (1,057,106)       (1,185,366)
    Net increase (decrease) in other short-term borrowings                 10,786              (894)
    Purchase of treasury stock                                             (4,308)           (1,217)
    Issuance of common stock under stock option plan                          297               276
    Cash dividends paid on common stock                                    (4,847)           (4,918)
                                                                      -----------       -----------
           Net cash provided (used) by financing activities              (119,879)           93,998
                                                                      -----------       -----------
Net increase  in cash and cash equivalents                                 38,416            39,856
Cash and cash equivalents at beginning of period                           60,798            62,062
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $    99,214       $   101,918
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                          $    14,154       $    21,347
    Income taxes                                                            7,601             9,501
Non-cash transactions:
    Net change in due to/from broker for securities settlement        $    11,555       $    66,461

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     For the Nine Months Ended September 30,

                                                                          2003               2002
                                                                          ----               ----
                                                                               (Unaudited)
                                                                              (In thousands)
Net income                                                              $ 5,202            $ 13,487
                                                                        -------            --------
Unrealized holding losses on securities available for sale               (3,341)             (2,962)
Reclassification of losses (gains) on securities realized in income       1,692              (3,179)
                                                                        -------            --------
Net unrealized losses                                                    (1,649)             (6,141)
Related tax effect                                                          628               2,607
                                                                        -------            --------
Net other comprehensive loss                                             (1,021)             (3,534)
                                                                        -------            --------
Comprehensive  income                                                   $ 4,181            $  9,953
                                                                        =======            ========

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Nine Months Ended September 30,

                                                                          2003               2002
                                                                          ----               ----
                                                                               (Unaudited)
                                                                              (In thousands)
COMMON STOCK
Balance, beginning and end of period                                    $   9,061         $   9,061
                                                                        ---------         ---------

SURPLUS
Balance, beginning of period                                               27,484            27,473
Issuance of common stock under stock option plan                               28                 9
                                                                        ---------         ---------
Balance, end of period                                                     27,512            27,482
                                                                        ---------         ---------

UNDIVIDED PROFITS
Balance, beginning of period                                               91,042            83,157
Net income                                                                  5,202            13,487
Cash dividends declared and paid                                           (4,847)           (4,918)
                                                                        ---------         ---------
Balance, end of period                                                     91,397            91,726
                                                                        ---------         ---------

TREASURY STOCK
Balance, beginning of period                                               (8,122)           (7,197)
Purchase of treasury stock (187,100 and 47,500 shares)                     (4,308)           (1,217)
Issuance of common stock under stock option plan
     (16,500 and 16,375 shares, respectively)                                 269               267
                                                                        ---------         ---------
Balance, end of period                                                    (12,161)           (8,147)
                                                                        ---------         ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                               (1,018)            2,822
Net other comprehensive (loss)                                             (1,021)           (3,534)
                                                                        ---------         ---------
Balance, end of period                                                     (2,039)             (712)
                                                                        ---------         ---------
TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD                               $ 113,770         $ 119,410
                                                                        =========         =========

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine months ended September 30, 2003 and 2002 (Unaudited)

1. Business

      CCBT Financial Companies, Inc. ("Company") was incorporated under the laws of the Commonwealth of Massachusetts on October 8, 1998 and is the bank holding company for Cape Cod Bank and Trust Company (the "Bank"), a national bank. Currently, the Company's business activities are conducted primarily through the Bank.

2. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts have been reclassified in the September 30, 2002 financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

3. REIT Tax Law Dispute With Massachusetts Department of Revenue

      CCBT Preferred Corp. ("CCBT Preferred") was a real estate investment trust ("REIT") subsidiary formed by the Bank in the second quarter of 1999. Since that time and prior to the enactment of the new tax legislation and settlement discussed below, the Bank had taken a tax deduction under a Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions made by CCBT Preferred to the Bank. As previously announced, the Bank received notices of assessment from the Commonwealth of Massachusetts DOR for tax years ended December 31, 1999, 2000 and 2001 based on the DOR's contention that dividend distributions by CCBT Preferred to the Bank are fully taxable in Massachusetts.

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

      On June 23, 2003, the Company entered into a settlement with the Massachusetts Department of Revenue ("DOR"), and agreed to pay approximately 50% of the disputed tax liability which had previously been accrued. As a result of the settlement, the Company recognized a reduction of income tax and related interest expense of approximately $2.5 million in the second quarter of 2003. The Company's settlement with the DOR is similar to settlements entered into by, and in participation with numerous other financial institutions in Massachusetts.

      On July 31, 2003, the Company received approval from the Secretary of the Commonwealth of Massachusetts to liquidate and dissolve CCBT Preferred and the dissolution was effected on August 31, 2003.

4. Stock Compensation Plans

      At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 6 of the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (continued)

Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

      Had the Company applied SFAS No. 123, "Accounting for Stock -Based Compensation", for the quarter ended September 30, 2003, the additional net after-tax expense of $67,000 would have resulted in pro-forma basic and diluted earnings per share to be reported as $.26 as compared to $.27 per share. For the quarter ended September 30, 2002, the additional net after-tax expense of $59,000 would have resulted in pro-forma basic and diluted earnings per share being reported as $.45 and $.44, respectively, as compared to the $.45 per share reported.

      Had the Company applied SFAS No. 123, "Accounting for Stock -Based Compensation", for the nine months ended September 30, 2003, the additional net after-tax expense of $194,000 would have resulted in pro-forma basic and diluted earnings per share being reported as $.59 as compared to the $.61 per share reported. For the nine months ended September 30, 2002, the additional net after-tax expense of $176,000 would have resulted in pro-forma basic and diluted earnings per share being reported as $1.54 as compared to the $1.56 per share reported.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      This Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in prevailing interest rates and increases in mortgage prepayments which may reduce interest margin, changes in the size and nature of the Company's competition, and changes in the assumptions used in making such forward-looking statements.

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

PART I FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                   Net Interest Income, Net Interest Margin
                                                                          Quarters Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                                 2003                                       2002
                                               --------------------------------------      ---------------------------------------
                                                 Average                      Average        Average                       Average
                                                 Balance       Interest        Yield         Balance       Interest         Yield
                                               --------------------------------------      ---------------------------------------
                                                                             (Dollars in thousands)
ASSETS
Securities:
           Mortgage-backed securities          $   37,438      $      303       3.24%      $    8,508      $      137       6.46%
           CMOs                                   125,921            (378)    (1.20)%         211,766           2,031       3.84%
           U.S. Government agencies                13,965              81       2.33%          46,699             393       3.36%
           State and municipal obligations         20,817             129       2.47%          18,111             144       3.17%
           Other debt securities                  261,555           2,349       3.56%         245,967           2,855       4.61%
                                               ----------      ----------                  ----------      ----------
Total securities                                  459,696           2,484       2.14%         531,051           5,560       4.17%
                                               ----------      ----------                  ----------      ----------
Loans:
           Commercial                              90,530           1,115       4.82%          84,270           1,177       5.47%
           Commercial construction                 67,650             787       4.55%          59,281             786       5.18%
           Residential construction                31,730             405       5.11%          45,260             646       5.71%
           Commercial mortgages                   289,209           5,318       7.20%         277,986           5,241       7.38%
           Industrial revenue bonds                   826              12       5.66%           1,023              15       5.70%
           Residential mortgages                  226,357           2,859       5.05%         357,440           5,220       5.84%
           Home equity                             73,361             838       4.53%          62,372             813       5.17%
           Consumer                                 4,815             132      10.85%           6,089             165      10.75%
                                               ----------      ----------                  ----------      ----------
Total loans                                       784,478          11,466       5.76%         893,721          14,063       6.22%
                                               ----------      ----------                  ----------      ----------

Total earning assets                            1,244,174          13,950       4.43%       1,424,772          19,623       5.46%
                                               ----------      ----------                  ----------      ----------

Non-earning assets                                 79,627                                      66,545
                                               ----------                                  ----------
Total assets                                   $1,323,801                                  $1,491,317
                                               ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
           NOW accounts                        $  186,114              70       0.15%      $  158,692             198       0.50%
           Regular savings                        100,502             115       0.46%          87,109             252       1.15%
           Money market accounts                  303,397             715       0.94%         298,687           1,380       1.83%
           Certificates of deposit of
               $100,000 or more                    39,575             276       2.77%          38,913             281       2.87%
           Other time deposits                    114,572             720       2.49%         128,504           1,014       3.13%
                                               ----------      ----------                  ----------      ----------
Total interest-bearing deposits                   744,160           1,896       1.01%         711,905           3,125       1.74%
                                               ----------      ----------                  ----------      ----------

Borrowings:
           Federal Home Loan Bank                 157,942           2,059       5.17%         371,337           3,601       3.85%
           Other short-term borrowings             26,503              36       0.54%          30,419              87       1.14%
           Subordinated debt                        5,000              63       4.97%           5,000              71       5.67%
                                               ----------      ----------                  ----------      ----------
Total borrowings                                  189,445           2,158       4.52%         406,756           3,759       3.67%
                                               ----------      ----------                  ----------      ----------

Total interest-bearing liabilities                933,605           4,054       1.72%       1,118,661           6,884       2.44%
                                               ----------      ----------                  ----------      ----------

Demand deposits                                   270,614                                     241,870
Non-interest bearing liabilities                    7,124                                       9,424
Stockholders' equity                              112,458                                     121,362
                                               ----------                                  ----------
Total liabilities and equity                   $1,323,801                                  $1,491,317
                                               ==========                                  ==========
Net interest income/spread                                     $    9,896       2.70%                      $   12,739       3.02%
                                                               ==========                                  ==========
Net interest margin (NII/Avg. Earning Assets)                                   3.16%                                       3.55%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                                                                   Net Interest Income, Net Interest Margin
                                                                         Nine Months Ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                    2003                                      2002
                                                   ------------------------------------      --------------------------------------
                                                   ------------------------------------      --------------------------------------
                                                     Average                    Average       Average                       Average
                                                     Balance       Interest      Yield        Balance        Interest        Yield
                                                   ------------------------------------      --------------------------------------
                                                                              (Dollars in thousands)
ASSETS
Securities:
           Mortgage-backed securities              $   17,173     $      479       3.72%     $   11,936      $      509       5.68%
           CMOs                                       137,480             84       0.08%        167,662           6,461       5.14%
           U.S. Government agencies                    18,456            249       1.80%         28,951             820       3.78%
           State and municipal obligations             22,274            425       2.55%         18,346             451       3.28%
           Other debt securities                      275,528          8,780       4.26%        249,271           7,823       4.20%
                                                   ----------     ----------                 ----------      ----------
Total securities                                      470,911         10,017       2.84%        476,166          16,064       4.50%
                                                   ----------     ----------                 ----------      ----------
Loans:
           Commercial                                  89,662          3,385       4.98%         87,349           3,722       5.62%
           Commercial construction                     62,079          2,176       4.62%         55,609           2,178       5.16%
           Residential construction                    33,709          1,372       5.43%         44,897           1,935       5.75%
           Commercial mortgages                       285,185         15,290       7.07%        268,648          15,362       7.54%
           Industrial revenue bonds                       871             37       5.66%          1,077              46       5.66%
           Residential mortgages                      242,756          9,876       5.42%        364,479          16,458       6.02%
           Home equity                                 70,532          2,451       4.65%         59,228           2,254       5.09%
           Consumer                                     5,164            411      10.65%          6,584             518      10.52%
                                                   ----------     ----------                 ----------      ----------
Total loans                                           789,958         34,998       5.87%        887,871          42,473       6.34%
                                                   ----------     ----------                 ----------      ----------

Total earning assets                                1,260,869         45,015       4.74%      1,364,037          58,537       5.70%
                                                   ----------     ----------                 ----------      ----------

Non-earning assets                                     77,434                                    68,903
                                                   ----------                                ----------
Total assets                                       $1,338,303                                $1,432,940
                                                   ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
           NOW accounts                            $  175,298            250       0.19%     $  152,075             547       0.48%
           Regular savings                             94,869            405       0.57%         80,891             691       1.14%
           Money market accounts                      296,267          2,292       1.03%        282,776           3,855       1.82%
           Certificates of deposit of
               $100,000 or more                        38,900            817       2.81%         42,921             992       3.09%
           Other time deposits                        117,836          2,344       2.66%        137,120           3,541       3.45%
                                                   ----------     ----------                 ----------      ----------
Total interest-bearing deposits                       723,170          6,108       1.13%        695,783           9,626       1.85%
                                                   ----------     ----------                 ----------      ----------

Borrowings:
           Federal Home Loan Bank                     219,836          7,262       4.42%        357,153          10,659       3.99%
           Other short-term borrowings                 27,676            157       0.76%         26,435             199       1.01%
           Subordinated debt                            5,000            192       5.12%          5,000             215       5.75%
                                                   ----------     ----------                 ----------      ----------
Total borrowings                                      252,512          7,611       4.03%        388,588          11,073       3.81%
                                                   ----------     ----------                 ----------      ----------

Total interest-bearing liabilities                    975,682         13,719       1.88%      1,084,371          20,699       2.55%
                                                   ----------     ----------                 ----------      ----------

Demand deposits                                       237,884                                   219,072
Non-interest bearing liabilities                       11,556                                    11,590
Stockholders' equity                                  113,181                                   117,907
                                                   ----------                                ----------
Total liabilities and equity                       $1,338,303                                $1,432,940
                                                   ==========                                ==========
Net interest income/spread                                        $   31,296       2.86%                     $   37,838       3.15%
                                                                  ==========                                 ==========
Net interest margin (NII/Avg. Earning Assets)                                      3.32%                                      3.71%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

                              RESULTS OF OPERATIONS
      Three and Nine Months Ended September 30, 2003 vs September 30, 2002

      Net Income. Net income was $2.3 million or $0.27 per share and $5.2 million or $0.61 per share for the three and nine months ended September 30, 2003 as compared to $3.9 million or $0.45 per share and $13.5 million or $1.56 per share for the respective periods in 2002. Following is a discussion of the major factors affecting the results of operations for the periods.

      Net Interest Income. Net interest income was $9.9 million and $31.3 million for the three and nine months ended September 30, 2003 as compared to $12.7 million and $37.8 million for the same periods in 2002, representing decreases of 22.3% and 17.3%, respectively. The net interest spread and net interest margin ratios were 2.7% and 3.2%, respectively, for the quarter ended September 30, 2003, as compared to 3.0% and 3.6%, respectively, for the prior year. The net interest spread and net interest margin ratios were 2.9% and 3.2%, respectively, for the nine months ended September 30, 2003, as compared to 3.2% and 3.7%, respectively, for the prior year. The decline in net interest income for the comparative periods can be attributed to the lower levels of average earning assets and interest bearing liabilities due to pre-payments and refinancings coupled with the narrowing of interest rate spreads and margins.

      The extended period of lower rates, declining since 2001, has effectively decreased the yield on all earning asset classes in both the three and nine months ended September 30, 2003 when compared with the same prior year periods. With the Federal Open Market Committee's (FOMC) targeted federal funds rate at 1.00%, the current interest rate environment is at a 45-year low. Lower mortgage rates, in particular, have substantially accelerated pre-payments on both residential mortgage loans and investment securities backed by housing collateral. In this low-rate environment, residential mortgage borrowers have refinanced from adjustable-rate to fixed-rate mortgages, which are sold to mitigate future interest rate risk. This activity in the residential mortgage portfolio has significantly reduced the average balance of residential mortgages outstanding for both the three and nine months ended September 30, 2003 when compared to the comparable periods in 2002 and has more than offset the positive growth in the Company's other loan categories. Investment securities backed by housing collateral (Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMOs)) have also been subject to accelerated pre-payments of principal during this low rate environment and combined average balances in these categories for the three and nine months ended September 30, 2003 are lower in comparison to the comparable periods in 2002. As loans and investments have declined, average borrowings have correspondingly decreased. This funding decline has been partially offset by increases in average deposits during both the three and nine months ended September 30, 2003 and reflect organic growth in core deposits as the year-round Cape Cod region population continues to increase.

      As previously stated, lower mortgage rates have been an incentive for mortgage borrowers to refinance their loans and thus accelerated pre-payments on both residential mortgage loans and investment securities backed by housing collateral (MBS and CMOs), resulting in reinvestment of the principal proceeds at much lower rates. Interest income, in these categories, has also been reduced as accelerated pre-payments have stepped up the write-off of deferred costs on residential mortgage loans and hastened the amortization of premiums paid on mortgage related investment securities. The Company's CMO securities, in particular, have experienced a significant negative impact upon their yield, (1.20%) and 0.08% for the three and nine months ended September 30, 2003, as the acceleration in the amortization of premiums outpaced receipt of interest income. The Company has lowered its funding costs, however at a pace not equal to the decline in average earning asset yields given its substantial mix of non and low-interest average core deposits.

      Provision for Loan Losses. Recoveries on loans previously charged-off exceeded charge-offs during the three and nine months ended September 30, 2003 by $91,000 and $387,000, respectively. Management's assessment of the risks in the loan portfolio at September 30, 2003 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses for the three and nine months ended September 30, 2003. The allowance for loan losses as a percentage of total loans was 1.65% and 1.42% at September 30, 2003 and 2002, respectively, representing management's consideration of qualitative factors, primarily the weakness in local and national economic trends, and growth in higher-risk commercial loans.

     Non-Interest Income. Non-interest income totaled $5.8 million for the quarter ended September 30, 2003, unchanged from the same period in the prior year. Increases in financial advisor fees of $208,000, brokerage fees and commissions of $45,000 and insurance commissions of $156,000, represented an aggregate increase of 13.4% and reflect the Company's efforts to increase fee revenues. Net gain on sales of loans increased $336,000. These positive results were primarily offset by activity in net (loss) gain on securities and changes in other non-interest income. There were no net gains (losses) on securities recorded during the quarter ended September 30, 2003 as compared with a net gain of $538,000 during the same period in 2002. In the three months ended September 30, 2003, the Company recognized a net loss of approximately $400,000 on fixed assets related to the closure of nine Stop & Shop transaction offices.

      Non-interest income of $16.6 million reflected a decline of $2.7 million during the first nine months of 2003 as compared to the corresponding period in the prior year due primarily to the unfavorable change in the net gain(loss) on securities of $4.9 million. Security losses of $1.7 million were recorded during the 2003 period, including a $1.3 million impairment loss recognized on an asset backed security as well as losses from the sale of interest-only CMO's. By contrast, during the 2002 period, $3.2 million of gains were reported as a result of the sale of securities. The increase in net gain on sales of loans of $1.4 million and fee-based revenues of $1.1 million (financial advisor, brokerage and insurance commissions) during the first nine months of 2003 as compared to the same 2002 period helped to partially offset the unfavorable change in the net gain(loss) on securities.

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      Non-Interest Expense. During the third quarter of 2003, non-interest expense of $11.9 million reflected a decrease of $747,000 as compared to the third quarter of 2002. Decreases in salaries and employee benefits, down a combined $799,000, attributable to lower incentive related program costs, primarily account for the reduction in non-interest expenses for the comparative quarters. Other categories of non-interest expense within the quarter are reflective of the combination of changes in levels of activity as well as the effect of inflationary costs.

      Non-interest expense decreased $1.2 million or 3.3% from the first nine months of 2002 to the same period in 2003. A decrease in salaries and employee benefits of $1.6 million during the 2003 period as compared to 2002 can be attributed to the accrual of $506,000 of costs associated with an early retirement program during the 2002 period, the increase of $1.2 million in the 2003 period for the net deferral of salaries under FAS 91, largely due to the increased volume of residential mortgage originations and lower incentive related program costs. Partially offsetting these changes in salaries and benefits were increased costs related to annual merit increases and increases in benefit costs. In the first nine months of 2003, there was also a significant increase in all other expenses of $638,000 over the 2002 level primarily as a result of the $443 thousand of interest expenses on a state tax assessment which is the result of a retroactive amendment to state tax law during the first half of 2003.

      Provision for Income Taxes. The provision for income taxes decreased by 25.6% from $2.0 million in the third quarter of the prior year to $1.5 million in the comparable period in 2003 as income before income taxes decreased from $5.9 million to $3.8 million for the respective periods.

      The provision for income taxes increased from $7.0 million for the nine months ended September 30, 2002 to $7.3 million for the nine months ended September 30, 2003. This increase, despite the decrease in income before taxes, is due to the previously disclosed settlement in June 2003 of the REIT tax law dispute with the Massachusetts Department of Revenue. The settlement resulted in a net increase of $2.3 million in the income tax provision and an effective tax rate of 58.4% for the nine months ended September 30, 2003. The adjusted effective income tax rates for the three and nine months ended September 30, 2003 are 40.0% as compared with 34.2% for the comparable periods in 2002. The higher rate reflects the loss of the REIT tax advantage.

             (The remainder of this page intentionally left blank.)

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

               COMPARATIVE ANALYSIS OF SELECTED PERIOD-END ASSETS,
                             LIABILITIES AND CAPITAL

      The Company had $1.35 billion of consolidated total assets, $1.03 billion in deposits and $113.8 million in stockholders' equity at September 30, 2003. Its capital to assets ratio was 8.41%, exceeding all regulatory requirements. As compared to reported balances at December 31, 2002, investment securities decreased $102.5 million or 20.1%, loans decreased $29.2 million or 3.6%, deposits increased $87.6 million or 9.3% and borrowed funds decreased $198.6 million or 49.9%.

Securities

      The amortized cost and estimated fair values of securities at September 30, 2003 and December 31, 2002 were as follows:

                                                                           September 30, 2003
                                                 ------------------------------------------------------------------------
                                                                         Gross             Gross            Estimated
                                                     Amortized         Unrealized       Unrealized             Fair
                                                       Cost              Gains            Losses               Value
                                                       ----              -----            ------               -----
Securities Available for Sale                                                (In thousands)
-----------------------------
U.S. Government agency CMOs                          $ 59,176            $  225            $   73            $ 59,328
Other U.S. Government agency obligations               21,615                15                --              21,630
Other collateralized mortgage obligations              71,154               187               233              71,108
Interest-only securities                                2,185               441               646               1,980
State and municipal obligations                        18,319                --                --              18,319
Other debt securities                                 187,544             1,158             4,500             184,202
                                                     --------            ------            ------            --------
    Totals                                           $359,993            $2,026            $5,452            $356,567
                                                     ========            ======            ======            ========
Securities Held to Maturity
---------------------------
Mortgage-backed securities                           $ 51,767            $  138            $  343            $ 51,562
                                                     ========            ======            ======            ========

                                                                          December 31, 2002
                                                 ------------------------------------------------------------------------
                                                                          Gross           Gross             Estimated
                                                    Amortized          Unrealized       Unrealized             Fair
                                                       Cost               Gains           Losses               Value
                                                       ----               -----           ------               -----
Securities Available for Sale                                                 (In thousands)
-----------------------------
U.S. Government agency CMOs                          $ 63,131            $  685            $   22            $ 63,794
Other U.S. Government agency obligations               24,635                51                41              24,645
Other collateralized mortgage obligations             105,136               238               258             105,116
Interest-only securities                               14,444             1,359             2,206              13,597
State and municipal obligations                        19,798                --                --              19,798
Other debt securities                                 285,470             2,472             4,055             283,887
                                                     --------            ------            ------            --------
    Totals                                           $512,614            $4,805            $6,582            $510,837
                                                     ========            ======            ======            ========

      The Company invests in various investment grade structures, including mortgage securities (MBS and CMO's) and asset-backed securities, usually with short effective durations. These securities are subject to changes in market values and possibility of loss resulting from substantial changes in interest rates and from changes in credit risk arising from weak economic conditions. During this historic period of low interest rates, securities backed by mortgage collateral have experienced high levels of accelerated principal pre-payments with a corresponding acceleration of amortization of premiums. The acceleration in amortization of premiums on the Company's CMO securities, in particular, has had a significant negative impact upon their yield. No security gains or losses were recorded during the

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

quarter ended September 30, 2003. During the same period in 2002, the Company reported $538 thousand of gains. Securities available for sale decreased $154.3 million, from $510.8 million at December 31, 2002 to $356.6 million at September 30, 2003. In the quarter, the Company purchased moderate effective duration mortgage-backed securities with an amortized cost of $51.8 million at September 30, 2003 and designated them held as to maturity.

Loans

The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                         September 30, 2003      December 31, 2002
                                         ------------------      -----------------
Mortgage loans on real estate:                          (In thousands)
    Residential                                $ 206,648             $ 262,095
    Commercial                                   296,984               283,458
    Construction                                  98,672                99,544
    Equity lines of credit                        78,927                65,794
Other loans:
    Commercial                                    85,592                83,953
    Consumer                                       4,582                 5,629
    Industrial revenue bonds                         807                   929
                                               ---------             ---------
          Total loans                            772,212               801,402
    Less: Allowance for loan losses              (12,771)              (12,384)
                                               ---------             ---------
          Total loans, net                     $ 759,441             $ 789,018
                                               =========             =========

Loans held for sale                            $   7,997             $  37,332
                                               =========             =========

      As shown in the table above, total loans decreased $29.2 million or 3.6% to $772.2 million at September 30, 2003 as compared to December 31, 2002. Historically low mortgage rates have motivated mortgage borrowers to refinance into fixed rate mortgages resulting in significant levels of residential mortgage originations thus far this year. Fixed-rate residential mortgages are sold to the secondary mortgage market to mitigate future interest rate risk. As a result, total residential mortgage loans outstanding have declined $55.4 million during the nine months ended September 30, 2003. Net decreases in residential mortgage loans have more than offset the positive growth results realized in commercial mortgages, equity lines of credit and commercial loans, up $13.5, $13.1 and $1.6 million, respectively. During the quarter ended September 30, 2003, $84.1 million (fixed rate) and $42.1 million (adjustable rate) in residential mortgages were originated. During the same period, the Company sold $96.0 million in fixed-rate residential mortgages, producing net gains of $907 thousand.

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

      In addition, the Company's allowance for loan losses is periodically reviewed by the Office of the Comptroller of Currency ("OCC") as part of their examination process. The OCC may require the Company to make additions to the allowance based upon judgments different from those of management.

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Non performing assets and loan loss experience

      As shown in the following table non-performing assets were $3.3 million or ..25% of total assets at September 30, 2003 compared to $2.8 million or .19% of total assets at December 31, 2002. This increase can be accounted for primarily by residential mortgage loans which, the Company believes, are adequately collateralized. Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay the principal and interest in full and/or when loan payments are 60 days past due, unless the loan is fully secured by real estate or other collateral and is in the process of collection.

                                                                        September 30,     December 31,
                                                                            2003              2002
                                                                           ------            ------
                                                                                (In thousands)
            Nonaccrual loans                                               $1,836            $1,348
            Loans past due 90 days or more and still accruing                  --                --
            Property from defaulted loans                                   1,500             1,500
                                                                           ------            ------
            Total non-performing assets                                    $3,336            $2,848
                                                                           ======            ======
            Restructured troubled debt performing in accordance
                with amended terms, not included above                     $  200            $  210
                                                                           ======            ======

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                                                   Nine Months Ended September 30,
                                                                     2003                 2002
                                                                  --------             --------
                                                                          (In thousands)
            Balance, beginning of period                          $ 12,384             $ 12,252
            Provision for loan losses                                   --                   --
            Charge-offs                                                (56)                (137)
            Recoveries on loans previously charged off                 443                  307
                                                                  --------             --------
            Balance, end of  period                               $ 12,771             $ 12,422
                                                                  ========             ========

      Recoveries on loans previously charged off exceeded charge-offs therefore management determined that additions to the allowance for loan losses were unnecessary in 2003. The allowance represented 1.65% of total loans at September 30, 2003, 1.55% at December 31, 2002, and 1.42% at September 30, 2002. Although
management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses likely to result from loans in the current portfolio at September 30, 2003, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

      The Company had outstanding commitments to originate new residential and commercial mortgages of $46.5 million at September 30, 2003 and $44.0 million at December 31, 2002 which are not reflected on the consolidated statement of financial condition. Additional unadvanced loan funds are summarized as follows for the indicated periods:

                                        September 30, 2003   December 31, 2002
                                        ------------------   -----------------
            Commercial loans                        (In thousands)
                Dealer floor plan            $  7,812            $  6,618
                Lines of credit                45,766              54,267
                Other                           1,372               3,231
            Commercial mortgages
                Construction                   27,886              32,480
                Other                           9,786               8,485
            Residential mortgages
                 Home equity                   85,887              79,480
            Consumer loans
                 Lines of credit                3,471               3,388
                                             --------            --------
                        Total                $181,980            $187,949
                                             ========            ========

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Deposits

The following table is a summary of deposits outstanding as of the dates indicated:

                                                    September 30, 2003      December 31, 2002
                                                    ------------------      -----------------
Deposits                                                       (In thousands)
  Demand                                               $  266,927            $229,033
  NOW                                                     189,988             171,084
  Money market                                            318,605             294,295
  Other savings                                            99,429              88,503
  Certificates of deposit greater than $100,000            41,247              37,344
  Certificates of deposit $100,000 or less                113,623             121,961
                                                       ----------            --------

      Total deposits                                   $1,029,819            $942,220
                                                       ==========            ========

      Reflecting somewhat the seasonal nature of the Cape Cod economy as discussed in "Liquidity" on page 17 herein, total deposits at September 30, 2003 were $87.6 million or 9.3% higher than total deposits at December 31, 2002. Generally, the Company's strategy is to price deposits according to local market rates, offering higher alternative rates based on increasing amounts deposited. Interest rates paid are frequently reviewed and are modified to reflect changing conditions.

Borrowed Funds

      Historically, the Company has selectively engaged in short- and long-term borrowings from the Federal Home Loan Bank of Boston ("FHLBB"), and has sold securities under agreements to repurchase, to fund loans and investments. At September 30, 2003, borrowed funds totaled $199.2 million, down 49.9% or $198.6 million compared to borrowed funds totalling $397.8 million at December 31, 2002. Borrowings with the FHLBB are collateralized by residential mortgage loans and securities. At September 30, 2003, the Company had approximately $120 million available in unused borrowing capacity with the FHLBB.

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

Stockholders' Equity

      The Company's capital to assets ratio was 8.41% at September 30, 2003 compared to 7.99% at December 31, 2002.

      The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of total and Tier 1 capital (as defined) to average assets (as defined). The following schedule displays these capital guidelines and the ratios of the Company and the Bank as of September 30, 2003.

                                                  Minimum          September 30, 2003
                                                Regulatory      ------------------------
                                                Guidelines       Company           Bank
                                               -----------------------------------------
    Tier 1 leverage capital                        4.00%          8.65%           8.45%
    Tier 1 capital to risk-weighted assets         4.00%         11.64%          11.37%
    Total capital to risk-weighted assets          8.00%         12.89%          12.62%

PART I FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

      The Company's book value at September 30, 2003 was $13.51 per share compared to $13.79 per share at December 31, 2002.

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

      Given the substantial liquidity from cash flow and maturities of the Company's investment portfolio, the sizable proportion of rate sensitive loans to total loans, and the large core deposit base, ALCO believes the Company to be moderately asset-sensitive to changes in interest rates. Nevertheless, the Company's strategy has included the funding of certain fixed rate loans with medium-term borrowed funds in order to mitigate a margin squeeze should interest rates rise.

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

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2003 from those presented in the Company's 2002 Annual Report.

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

      Not applicable

ITEM 5. Other information

      Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit     Description
            -------     -----------

            31.1 Certification of President of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 5d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of President of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On July 17, 2003 a report on Form 8-K was filed by the Company under
            Item 9 "Regulation FD Disclosure" reporting that a press release was issued announcing the Company's earnings for the second quarter 2003 and filing as an exhibit under Item 7 thereby, the press release dated July 17, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant): CCBT Financial Companies, Inc.

Date: November 7, 2003


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