Form 10-K
period 2003-12-31
CCBT FINANCIAL COMPANIES INC
filed 2004-03-11
CIK 1074972

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

   For the fiscal year ended December 31, 2003- Commission File No. 000-25381

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $23.90 closing price on June 30, 2003, on the Nasdaq National Market was $199,510,651. Although Directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 4, 2004, 8,425,323 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

================================================================================

FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. CCBT Financial Companies, Inc. (the "Company") cautions investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will", "result" and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company's control, including the following: difficulty in obtaining regulatory approvals required for completion of the merger with Banknorth Group, Inc., changes in the volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, changes in legislation and changes in the assumptions used in making such forward-looking statements. In addition, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" beginning on Page 8 of this report, which readers should carefully review, may result in these differences.

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

      Cape Cod Bank and Trust Company, N.A. is the main operating subsidiary of the Company and is a federally chartered commercial bank with trust powers. The Bank is the result of a merger between the Hyannis Trust Company and the Cape Cod Trust Company in 1964 and a subsequent merger with the Buzzards Bay National Bank in 1974. The main office of the Bank is located at 307 Main Street, Hyannis, Barnstable County, Massachusetts. There are 26 other banking offices located in Barnstable and Plymouth Counties in Massachusetts. The Bank is a member of the Federal Deposit Insurance Corporation, of the Federal Reserve System and the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2003, the Bank employed 398 people on a full-time basis and another 54 people on a part-time basis.

      Financial information contained in this report for periods and dates prior to February 11, 1999 is that of the Bank. Since the Bank is the main operating subsidiary of the Company, financial information contained in this report for periods and dates after February 11, 1999 is essentially financial information of the Bank. Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 presentation.

Recent Developments

      On December 9, 2003, the Company and Banknorth Group, Inc. ("Banknorth") announced that they had entered into an Agreement and Plan of Merger, dated as of December 8, 2003 (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company will be merged with and into Banknorth (the "Merger"). The Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of the Company (subject to certain exceptions) will be converted into the right to receive 1.084 shares of common stock of Banknorth, plus cash in lieu of any fractional share interest.

      Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, (i) the approval of the Agreement by the Company's shareholders and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of the Bank with and into Banknorth's banking subsidiary, Banknorth, NA, immediately prior to consummation of the Merger. The Merger is expected to be completed in the second quarter of 2004 with operational integration to follow soon after.

Repurchase of Stock

      During the quarter ended March 31, 2003, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 187,100 shares during 2003, at an average cost of $23.03 per share.

Other

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

      The Bank's principal sources of revenue are loans and investments, which accounted for 73% of gross income during 2003. Of the remaining portion, 7% was received from service charges related to deposit and branch banking activities. The balance was derived from Trust Department services income and other items. Banking services for individuals include checking accounts, regular savings accounts, NOW accounts, money market deposit accounts, certificates of deposit, club accounts, mortgage loans, consumer loans, safe deposit services, trust services, discount brokerage and investment services, and insurance services. The Company also owns and maintains 35 automated teller machines which are connected to the AMEX, CIRRUS, NYCE, NOVUS/DISCOVER, MASTERCARD, VISA, STAR and PLUS networks. Trust Department services include estate, trust, tax returns, agency, investment management, discount brokerage, custodial services, and IRA accounts.

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

      Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. These capital adequacy guidelines generally require bank holding companies to maintain minimum total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50% of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

      The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2003, the Company had a Tier I Risk Based Capital Ratio equal to 12.0% and a Total Risk Based Capital Ratio equal to 13.2% and a Leverage Ratio equal to 8.7%.

      U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Bank, that engage in significant securities activities. Among other things, the Basel Committee rules, which were proposed formally for public comment in May 2003 and are expected to become effective around early 2007, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks.

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

      Cash Dividends. Federal Reserve Board policy provides that a bank or a bank holding company generally should not maintain its existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year combined with its retained net income of the preceding two years has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board policy further provides that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

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

      USA Patriot Act. The USA PATRIOT Act of 2001 (the "USA PATRIOT Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including the Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Bank Holding Company Act or the Bank Merger Act. Management believes that the Bank is currently in compliance with all currently effective requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

The Sarbanes-Oxley Act

      The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoings that occurred at Enron and WorldCom, among other companies. The S-O Act's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

o     The creation of an independent accounting oversight board;

o Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

o Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

o The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

o An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company's independent auditors;

o Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

o Requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC) and if not, why not;

o Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

o A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

o Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and

o     A range of enhanced penalties for fraud and other violations.

The Company has taken steps to comply with and anticipates that it will incur additional expenses in continuing to comply with the provisions of the S-O Act and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not expect that such compliance has to date, or will in the future have a material impact on the Company's results of operations or financial condition.

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

      The Merger with Banknorth may not be completed as anticipated. Even if approved by the Company's shareholders, completion of the Merger is conditioned upon the receipt of regulatory approvals and clearances from various federal and state governmental entities, including the approval of or a waiver from the Federal Reserve Board and the Office of the Comptroller of the Currency of the United States. The Company and Banknorth cannot predict, however, whether the required regulatory approvals will be obtained. The failure to complete the Merger when anticipated or at all may have a material adverse effect on the Company's operating results.

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

              The remainder of this page intentionally left blank.

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

            18)   2 Market Crossing, Plymouth -Branch Office

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

            4)    519 Route 134, South Dennis - Branch Office

            5)    9 West Road, Skaket Corners, Orleans - Branch Office

            6)    31 Workshop Road, South Yarmouth - Customer Service Center

            7)    Village Green Shopping Ctr., N. Eastham - Branch Office

            8)    3206 Main Street, Barnstable Village - Branch Office

            9)    170 Commercial Street, Provincetown - Branch Office

            10)   64 King's Circuit, Kings Way, Yarmouth Port - Branch Office

            11)   Mashpee Commons, Mashpee - Branch Office

      Certain lease agreements are adjusted annually with the Consumer Price Index, include contingent expenses and have renewal options. While the Company has excellent relationships with its lessors, there is no guarantee that it will be able to renew any or all of said agreements when they expire. The Company believes that its properties are adequate for its present needs.

Item 3. Legal Proceedings.

      As previously announced on June 23, 2003, the Bank entered into a settlement with the Massachusetts Department of Revenue ("DOR"), representing approximately 50% of a disputed tax liability for which the Company previously accrued income tax and related interest expense totaling approximately $5.1 million. As a result of the settlement, the Company recognized a reduction of income tax and related interest expense of approximately $2.5 million, or approximately $.30 per share, in the second quarter of 2003.

      The Bank's settlement with the DOR was similar to and in participation with numerous other financial institutions in Massachusetts. The dispute involved the DOR's disallowance of the deduction taken by the Bank for dividends received from its REIT subsidiary for the 1999, 2000, 2001 and 2002 tax years. In March 2003, legislation was enacted in Massachusetts expressly disallowing the deduction for dividends received from a real estate investment trust subsidiary, retroactive to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company ceased recording the tax benefits associated with the dividends received deduction effective for the 2003 tax year and established the $5.1 million accrual, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deduction associated with such taxes and interest), relating to the deduction for dividends received from the REIT for the 1999 through 2002 fiscal years.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The common stock of the Company is quoted on the Nasdaq National Market System under the symbol "CCBT". The table below shows the high and low trading prices of the stock for each quarter in the past two years and the dividends declared each quarter. According to the Company's transfer agent, there were approximately 840 stockholders of record as of February 20, 2004. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

                                                        2003
                                     -------------------------------------------
                                      First      Second       Third      Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------

Market price: High                   $ 26.05     $ 25.60     $ 27.24     $ 34.95
              Low                    $ 22.00     $ 21.84     $ 24.45     $ 25.00

Dividends declared
    per share                        $  0.19     $  0.19     $  0.19     $  0.19

                                                        2002
                                     -------------------------------------------
                                      First      Second       Third      Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------

Market price: High                   $ 28.00     $ 28.93     $ 27.79     $ 26.84
              Low                    $ 23.80     $ 24.70     $ 24.70     $ 24.00

Dividends declared
    per share                        $  0.19     $  0.19     $  0.19     $  0.19

                      Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding shares of common stock of the Company that may be issued under the Company's existing equity compensation plans, including the Company's Stock Option Plan (the "Plan") and the Company's 2001 Directors' Option Plan (the "Directors' Plan").

---------------------------------------------------------------------------------------------------------------------
                                                         Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                                                                             remaining available for
                                 Number of securities to be    Weighted-average exercise      future issuance under
                                   issued upon exercise of       price of outstanding       equity compensation plans
                                    outstanding options,         options, warrants and        (excluding securities
        Plan category                warrants and rights                rights              reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
                                             (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
    approved by security
    holders (1) ...............          364,375                        $ 22.64                      175,500

Equity compensation plans
    not approved by
    security holders ..........              N/A                            N/A                          N/A

          Total ...............          364,375                        $ 22.64                      175,500

1) Includes information related to the CCBT Financial Companies, Inc. Stock Option Plan and the 2001 Directors Stock Option Plan.

Item 6. Selected Consolidated Financial Data.

                                               2003            2002           2001           2000           1999
                                            ----------      ----------     ----------     ----------     ----------
                                                            (In thousands, except per share amounts)
Statement of Income Data:
    Interest and dividend income            $   59,212      $   77,237     $   97,755     $   93,969     $   79,107
    Interest expense                            17,798          29,118         44,555         45,624         38,311
                                            ----------      ----------     ----------     ----------     ----------
    Net interest income                         41,414          48,119         53,200         48,345         40,796
    Provision for loan losses                       --              --             --             --             --
    Net gain (loss) on securities               (1,692)          2,074          2,187             85            234
    Other non-interest income                   23,173          20,875         20,734         16,126         18,034
    Non-interest expense                        48,579          48,945         46,035         38,226         32,517
                                            ----------      ----------     ----------     ----------     ----------
    Income before income taxes                  14,316          22,123         30,086         26,330         26,547
    Provision for income taxes                   7,939           7,683         10,622          9,101         10,086
                                            ----------      ----------     ----------     ----------     ----------
    Net income                              $    6,377      $   14,440     $   19,464     $   17,229     $   16,461
                                            ==========      ==========     ==========     ==========     ==========

    Basic earnings per share                $     0.75      $     1.68     $     2.26     $     2.00     $     1.85
    Diluted earnings per share                    0.75            1.67           2.25           2.00           1.85
    Cash dividends per share                      0.76            0.76           0.72           0.64           0.56

Balance Sheet Data:
    Total assets                            $1,338,233      $1,481,883     $1,454,667     $1,403,919     $1,231,114
    Securities available for sale              359,592         510,837        438,350        426,743        463,379
    Securities held to maturity                 54,167              --             --             --             --
    Net loans                                  780,898         789,018        872,039        836,336        663,584
    Deposits - Non-interest bearing            251,313         229,033        209,551        201,904        167,624
             - Interest-bearing                753,788         713,187        693,840        771,399        598,440
    Borrowings                                 208,015         397,841        420,049        315,807        367,309
    Stockholders' equity                       114,477         118,447        115,316         98,729         85,650
    Book value per share                    $    13.60      $    13.79     $    13.38     $    11.47     $     9.95

Selected Ratios:
    Return on average assets                      0.48%           0.99%          1.32%          1.35%          1.35%
    Return on average stockholders' equity        5.64%          12.24%         18.43%         19.32%         19.60%
    Average equity to average assets              8.46%           8.10%          7.14%          6.97%          6.89%
    Dividend payout ratio                       101.33%          45.24%         31.86%         32.00%         30.27%
    Net interest spread                           2.87%           2.93%          3.07%          3.12%          2.77%
    Net interest margin                           3.29%           3.46%          3.77%          3.97%          3.49%

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

      Cape Cod Bank and Trust Company, N.A. is the largest commercial bank headquartered on Cape Cod in Barnstable County, Massachusetts. The Bank's twenty-seven banking offices are principally engaged in accepting deposits from individuals and businesses, and in making loans. The Bank also has a substantial Trust Department, managing assets in excess of $793 million at December 31, 2003 on behalf of its clients. The Bank's core market is comprised of retail and wholesale businesses; primary households (including a significant retirement population); and a growing number of second homeowners. In addition, a substantial non-core vacation population causes seasonal deposit growth.

                              RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2003 COMPARED WITH 2002

      Net Income. Net income was $6.4 million or $0.75 per share for the year ended December 31, 2003 as compared to $14.4 million or $1.68 ($1.67 diluted) per share for the same period in 2002. Following is a discussion of the major factors affecting the results of operations for the periods.

      Net Interest Income. Net interest income was $41.4 million for the year ended December 31, 2003 as compared to $48.1 million for the prior year, representing a decrease of 13.9%. The decline in net interest income for the comparative periods can be attributed to the lower levels of average earning assets and interest bearing liabilities coupled with the narrowing of interest rate spreads and margins. Average earning assets and average interest-bearing liabilities declined to $1.3 and $1.0 billion from $1.4 and $1.1 billion for the years ended December 31, 2003 and 2002, respectively. The net interest spread and net interest margin ratios were 2.87% and 3.29%, respectively, for the year ended December 31, 2003, as compared to 2.93% and 3.46%, respectively, for the prior year.

      With the Federal Open Market Committee's (FOMC) targeted federal funds rate at 1.00%, the current interest rate environment is at a 45 year low. Lower mortgage rates during 2003 substantially accelerated pre-payments on both residential mortgage loans and investment securities backed by housing collateral. In this low rate environment, residential mortgage borrowers refinanced from adjustable-rate to fixed-rate mortgages, which were sold by the Bank to mitigate future interest rate risk. This activity in the residential mortgage portfolio reduced the average balance of residential mortgages outstanding by $120 million during the year ended December 31, 2003 when compared to 2002, and has more than offset the positive growth in the Company's other loan categories. Investment securities backed by housing collateral (MBS's and CMO's) were subjected to accelerated pre-payments of principal during this low rate environment and combined average balances in these categories for the year ended December 31, 2003 were lower in comparison to 2002. As loans and investments declined, average borrowings correspondingly decreased. This funding decline was partially offset by the increase in average deposits during the year ended December 31, 2003. The deposit increase represents organic growth of core deposits as the year-round Cape Cod region population continues to increase.

      The extended period of lower rates, declining since 2001, decreased the yield on all earning assets for the year ended December 31, 2003 when compared with the prior year. As previously stated, lower mortgage rates were an incentive for mortgage borrowers to refinance their loans and thus accelerated pre-payments on both residential mortgage loans and investment securities backed by housing collateral, resulting in reinvestment of the principal proceeds at much lower rates. Interest income was reduced as accelerated pre-payments stepped up the write-off of deferred costs on residential mortgage loans and hastened the amortization of premiums paid on mortgage-related investment securities. The Company's CMO securities, in particular, experienced a significant negative impact upon their yield of 0.40% for the year ended December 31, 2003, as the acceleration in the amortization of premiums outpaced receipt of interest income. The Company lowered its funding costs, but at a pace not equal to the decline in average earning asset yields given the substantial mix of already low cost core deposits.

      Provision for Loan Losses. Recoveries on loans previously charged-off exceeded charge-offs during the year ended December 31, 2003 by $329,000. Management's assessment of the risks in the loan portfolio at December 31, 2003 resulted in no provision for loan losses during the year. The allowance for loan losses as a percentage of total loans was 1.60% and 1.55% at December 31, 2003 and 2002, respectively, representing management's consideration of qualitative factors, primarily the weakness in local and national economic trends and growth in outstanding higher-risk commercial loans.

                              RESULTS OF OPERATIONS

      Non-Interest Income. Non-interest income of $21.5 million reflected a decline of $1.5 million during 2003 as compared to the prior year due primarily to a $3.8 million unfavorable change in the net gain (loss) on securities. Security losses of $1.7 million were recorded during the 2003 period, including a $1.3 million impairment loss recognized on an asset-backed security, as well as losses from the sale of interest-only CMO's. By contrast, during the 2002 period, $2.1 million of gains were reported as a result of the sale of securities. The decrease in the Other Income category of non-interest income in 2003 was caused by the Company's net write-down of approximately $650,000 of fixed assets related to the closure of nine Stop & Shop transaction offices. The increase in net gain on sales of loans of $1.2 million and the combined increase in fee-based revenues of $1.3 million (financial advisor, brokerage and insurance commissions) during 2003 as compared to 2002 helped to partially offset the unfavorable changes in the net gain (loss) on securities and other income.

      Non-Interest Expense. Total non-interest expense remained essentially unchanged at $48.5 and $48.9 million for 2003 and 2002, respectively. Salary costs, which remained almost level during the 2003 period as compared to 2002 was affected by the increase of $1.1 million in 2003 for the deferral of salaries under SFAS 91, largely due to the increased volume of residential mortgage originations, and the accrual of $506,000 of costs associated with an early retirement program during 2002. Employee benefits decreased $1.0 million during 2003 as compared to 2002 and can be attributed to a $1.5 million decrease in incentive based employee benefits partially offset by increases in post-retirement and insurance benefits and payroll taxes. When comparing the years ended 2003 with 2002, all other expenses increased $1.1 million primarily as a result of the $443,000 of interest expenses on the REIT state tax assessment as well as increases in insurance, electronic banking and OREO expenses of $134,000, $127,000 and $175,000 respectively.

      Provision for Income Taxes. The provision for income taxes increased from $7.7 million in the prior year to $7.9 million in 2003. This increase, despite the decrease in income before taxes, is due to the previously disclosed settlement in June 2003 of the REIT tax law dispute with the Massachusetts Department of Revenue. The settlement resulted in a net increase of $2.3 million in the income tax provision and an effective tax rate of 55.5% for the year ended December 31, 2003. The adjusted effective income tax rate for the year ended December 31, 2003, excluding the REIT settlement, is 39.3% as compared with 34.7% for 2002. This higher effective tax rate reflects the loss of the REIT state tax advantage.

2002 COMPARED WITH 2001

      Net Income. Net income was $14.4 million or $1.68 per share ($1.67 diluted) for the year ended December 31, 2002 as compared to $19.5 million or $2.26 per share ($2.25 diluted) for 2001. Following is a discussion of the major factors affecting the results of operations for the periods.

      Net Interest Income. Net interest income was $48.1 million for the year ended December 31, 2002 as compared to $53.2 million for the previous year, a decrease of 10%. In addition to a $1,900,000 penalty for the prepayment of Federal Home Loan Bank borrowings, the decline in net interest income can be attributed to reduced yields on earning assets and the inability to further reduce rates on non-term deposits. The net interest spread and net interest margin ratios were 2.9% and 3.5%, respectively, for the year ended December 31, 2002, as compared to 3.1% and 3.8%, respectively, for the prior year.

      At December 31, 2002, total deposits of $942,220,000 were $38,829,000 or 4% greater than at the prior year-end. Demand deposits increased $19,482,000 or 9% and NOW deposits increased $21,975,000 or 15%. Money market deposits increased $26,563,000, or 10%, while other savings deposits increased by $15,824,000 or 22%. Consistent with the trend in market interest rates, lower rates offered on certificates of deposit caused customers to seek alternative products providing higher rates and/or increased liquidity, contributing to a lower year-end balance in these products in 2002 as compared with 2001. Certificates of deposit greater than $100,000 decreased $15,779,000, or 30%, and other time deposits decreased $29,236,000, or 19%, from the prior year-end. Similarly, the decrease in the average level of certificates of deposit in 2002, as customers sought higher rates and/or increased liquidity, modestly exceeded growth in average core deposits. On average for the year, total deposits of $926,448,000 were $11,581,000, or 1%, lower than the prior year average. Demand deposits were higher on average by $14,112,000 or 7% and NOW deposits were higher on average by $16,590,000 or 12%. On average, money market deposits were higher by $37,299,000 or 15% and other savings deposits increased $15,098,000 or 22% over the prior year. Average certificates of deposit greater than $100,000 decreased by $44,613,000 or 52% and average other time deposits decreased by $50,066,000 or 27%. Average Federal Home Loan Bank borrowings were $27,239,000 or 7% lower than the prior year average, while other short-term

                              RESULTS OF OPERATIONS

borrowings increased, on average, by $1,146,000 or 4%. As of year-end 2002, other short-term borrowings had declined from the prior year-end by $9,345,000 or 30%. The decrease in Federal Home Loan Bank borrowings at December 31, 2002 of $12,865,000 or 3% compared to the prior year includes a prepayment of $17,800,000 of borrowings scheduled to mature in 2005. The prepayment of these borrowings, carrying a weighted-average interest rate of 6.10%, will result in an annual improvement in pre-tax net interest income of approximately $675,000 over their remaining lives.

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

      Provision for Loan losses. Recoveries on loans previously charged off exceeded charge-offs during 2002 by $132,000. Management's assessment of the risks in the loan portfolio at December 31, 2002 as well as the Company's recent loss experience, whereby recoveries have actually exceeded charge-offs since 1997, resulted in no provision for loan losses in 2002. The allowance for loan losses was 1.55% and 1.39% of total loans at December 31, 2002 and 2001, respectively.

      Non-Interest Income. Non-interest income increased by $28,000 over the prior year-end as increases in insurance commissions and electronic banking fees were offset by a decrease in the net gain on sale of loans. Insurance commissions increased by $989,000 over the prior year inclusive of a $398,000 adjustment for the recognition of previously deferred insurance commissions for which no deferral is required. Other categories of non-interest income which experienced significant increases over the prior year included electronic banking fees, up $498,000 as a result of increased transaction volume as well as the addition of new products, and brokerage fees and commissions which increased $183,000 as a result of the recognition of a full year of revenues on an investment advisory product which became a product of CCB&T Brokerage Direct, Inc. in April 2001. The net gain on the sale of loans decreased by $1,015,000 in 2002 as compared to 2001 results. This decrease can be attributed to the effect on prior year results of a $52 million loan sale from the residential mortgage portfolio in September 2001 as well as the increase in deferred costs recognized during 2002 as a result of the sale of current production fixed rate mortgages. The net gain on the sale of securities was negatively impacted during 2002 by a $1 million impairment loss recognized on an asset-backed security due to increased delinquencies in its underlying collateral. Included in other income, which decreased by $311,000 when compared to 2001, was a $230,000 loss on the sale of a fixed asset.

      Non-Interest Expense. During 2002, non-interest expense increased $2,802,000 or 6% over 2001 results. Salaries and employee benefits increased $1,256,000, or 5%, a result of annual merit increases, increased staffing for newly opened financial centers, incentive commissions on financial services and an early retirement plan offered during the second quarter of 2002. These increases were partially offset by the $908,000 decrease in the Company's accrual for its Profit Incentive Plan. An increase in building and equipment expense of $855,000 can be attributed to the opening of six (6) locations since the prior year as well as amortization expense of computer software and depreciation of equipment. An increase in delivery and communications of $398,000 is largely due to increased telephone expense. Increased electronic banking expenses of approximately $350,000, included in all other expenses, are due to the higher volume of electronic transactions as well as the offering of new products.

                              RESULTS OF OPERATIONS

      Provision for Income Taxes. As a result of lower pretax income for the year ended December 31, 2002, the provision for income taxes decreased by 28% to $7,683,000 from $10,622,000 in the prior year. These provisions reflect a combined effective federal and state income tax rate of 35% for both 2002 and 2001.

              The remainder of this page intentionally left blank.

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

      The following tables reflect the Company's securities at December 31, 2003, by fixed and floating rates. Other securities are primarily comprised of collateralized mortgage obligations and asset-backed securities as outlined in
Note 2 to the accompanying consolidated financial statements.

                                                         Fixed Rate Securities
                                   ------------------------------------------------------------------
                                      U.S. Government           State and               Other
                                         Agencies               Municipal             Securities
                                   --------------------   --------------------   --------------------
                                               Weighted               Weighted               Weighted
                                   Amortized   Average    Amortized   Average    Amortized   Average
                                     Cost       Yield       Cost       Yield       Cost       Yield
                                   ---------   --------   ---------   --------   ---------   --------
                                                         (Dollars in thousands)
Securities Available for Sale
Term to maturity:
One year or less                    $ 45,653     3.06%     $ 10,328     2.04%     $ 80,328     3.60%
Over one year through five years      47,219     5.27%        4,157     4.04%       78,850     5.00%
Over five years                           --       --         1,472     4.28%           25       --
                                    --------               --------               --------

Totals                              $ 92,872     4.18%     $ 15,957     2.77%     $159,203     4.29%
                                    ========               ========               ========

Securities Held to Maturity
Term to maturity:
One year or less                    $ 10,486     4.20%     $     --       --%     $     --       --%
Over one year through five years      20,600     4.32%           --       --            --       --
Over five years                           --       --            --       --            --       --
                                    --------               --------               --------

Totals                              $ 31,086     4.28%     $     --       --      $     --       --
                                    ========               ========               ========

                               FINANCIAL CONDITION

      Included in fixed rate debt securities are $263,011,000 of CMOs, mortgage-backed securities, and other debt securities. These have been distributed based on estimates of their principal cash flows rather than their contractual final maturities. The balance, largely fixed rate municipal securities, are distributed on the basis of contractual maturity.

                                                        Floating Rate Securities
                                   ------------------------------------------------------------------
                                      U.S. Government           State and               Other
                                         Agencies               Municipal             Securities
                                   --------------------   --------------------   --------------------
                                               Weighted               Weighted               Weighted
                                   Amortized   Average    Amortized   Average    Amortized   Average
                                     Cost       Yield       Cost       Yield       Cost       Yield
                                   ---------   --------   ---------   --------   ---------   --------
                                                         (Dollars in thousands)
Securities Available for Sale
Term to repricing/maturity:
One year or less                    $ 15,135     2.02%     $     --       --%     $ 77,950     1.76%
Over one year through five years          --       --            --       --            --       --
Over five years                           --       --            --       --            --       --
                                    --------               --------               --------

Totals                              $ 15,135     2.02%     $     --       --%     $ 77,950     1.76%
                                    ========               ========               ========

Securities Held to Maturity
Term to repricing/maturity:
One year or less                    $ 23,081     4.11%     $     --       --%     $     --       -%
Over one year through five years          --       --            --       --            --       --
Over five years                           --       --            --       --            --       --
                                    --------               --------               --------

Totals                              $ 23,081     4.11%     $     --       --%     $     --       -%
                                    ========               ========               ========

      At December 31, 2003, gross unrealized gains and gross unrealized losses on securities available for sale amounted to $2.4 million and $3.9 million, respectively.

      The Company's investment securities are subject to market risk in the following ways. Of the investment securities owned as of December 31, 2003, $116,166,000 are floating rate instruments tied to various indices, primarily LIBOR. Lesser amounts are tied to Treasury rates and other indices. The majority of these floating rate instruments are subject to interest rate caps that range from 8% to 32%. If interest rates rise enough so that there is a significant possibility that a given security will become subject to its interest rate cap, the market value of that security will be reduced. This risk is greater to the extent that the remaining life of the investment is longer. The Company's floating rate investments have an average life of about six years. Market risk may also result from the fact that various indices will not always move by the same amount when interest rates increase. This may cause securities tied to one index to perform less well than securities tied to other indices. Most of the remaining $299,118,000 of securities are fixed-rate CMOs, mortgage backed securities and other debt securities. Fixed-rate investments have market risk because their rate of return does not change at all with the general level of interest rates. Because homeowners are less likely to refinance their mortgages at higher rates, an additional characteristic of CMOs and mortgage-backed securities is that their principal payments tend to slow when interest rates rise. If the fixed rate earned on the investment is lower than the new market rate, this can result in a decline in the value of these securities. The Company's fixed-rate CMOs have an average life of less than two years, and have interest rates above current market levels, which reduces the market risk of these securities. The average life of the Company's fixed-rate investments is less than two years.

                               FINANCIAL CONDITION

Loans

      The following tables reflect maturity/repricing information for commercial, construction and other loans. In both the fixed and floating rate loan tables, the category of Other Loans is primarily comprised of mortgage loans on real estate, including residential, commercial and equity lines of credit, as outlined in Note 3 to the accompanying consolidated financial statements.

                                                     Fixed Rate Loans
                                           -------------------------------------
                                           Commercial   Construction     Other
                                             Loans         Loans         Loans
                                           ----------   ------------   ---------
                                                       (In thousands)
Term to maturity:
One year or less                           $   7,261     $  21,671     $  26,444
Over one year through five years               6,123        18,719       124,838
Over five years                                   82           986        28,760
                                           ---------     ---------     ---------

Totals                                     $  13,466     $  41,376     $ 180,042
                                           =========     =========     =========

      Included in fixed rate loans maturing in one year or less are $447,000 of customer account overdrafts.

                                                    Floating Rate Loans
                                           -------------------------------------
                                           Commercial   Construction     Other
                                             Loans         Loans         Loans
                                           ----------   ------------   ---------
                                                       (In thousands)
Term to repricing/maturity:
One year or less                           $  63,573     $  46,055     $ 296,854
Over one year through five years               7,410            --       134,919
Over five years                                1,399            --         8,517
                                           ---------     ---------     ---------

Totals                                     $  72,382     $  46,055     $ 440,290
                                           =========     =========     =========

      Most residential mortgage loans are adjustable rate mortgages subject to interest rate caps.

                               FINANCIAL CONDITION

Deposits

      The remaining maturity of time certificates of deposit as of December 31, 2003 was as follows:

                                                              Fixed Rate
                                                        Certificates of Deposit
                                                       -------------------------
                                                       More than       $100,000
                                                       $100,000        or Less
                                                       ---------       ---------
                                                            (In thousands)
Remaining maturity:
   Three months or less                                $  12,835       $  33,801
   Over three months through six months                    4,356          20,545
   Over six months through 12 months                       2,459          19,205
   Over one year through five years                       36,809          38,839
   Over five years                                            --              --
                                                       ---------       ---------

Totals                                                 $  56,459       $ 112,390
                                                       =========       =========

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

Borrowings

      The remaining maturity of borrowings from the Federal Home Loan Bank as of December 31, 2003 was as follows:

                                                                   Fixed Rate
                                                                 FHLB Borrowings
                                                                 ---------------
                                                                 (In thousands)
Remaining maturity:
   Three months or less                                             $   4,945
   Over three months through six months                                33,200
   Over six months through 12 months                                    8,300
   Over one year through five years                                   118,976
   Over five years                                                     14,506
                                                                    ---------

Total                                                               $ 179,927
                                                                    =========

      Rates paid on other short-term borrowings change daily.

                               FINANCIAL CONDITION

Loans

      The following is a summary of loans outstanding as of the dates indicated:

                                                    December 31,
                              ---------------------------------------------------------
                                 2003        2002        2001        2000        1999
                              ---------   ---------   ---------   ---------   ---------
                                                    (In thousands)

Commercial loans              $  85,848   $  83,953   $  84,947   $  76,275   $  77,776
Construction mortgage loans      87,431      99,544      95,186      87,978      68,809
Commercial mortgage loans       316,317     283,458     264,934     242,536     203,988
Industrial revenue bonds            760         929       1,163       1,603       1,137
Residential mortgage loans      298,644     327,889     429,840     430,951     313,757
Consumer loans                    4,611       5,629       8,221       9,147       9,275
                              ---------   ---------   ---------   ---------   ---------

      Total loans             $ 793,611   $ 801,402   $ 884,291   $ 848,490   $ 674,742
                              =========   =========   =========   =========   =========

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

      In addition, the Company's allowance for loan losses is periodically reviewed by the OCC as part of their examination process. The OCC may require the Company to make additions to the allowance based upon judgments different from those of management. Although management believes that upon review of loan quality and payment statistics, the allowance is adequate to cover losses in the current portfolio at December 31, 2003, there can be no assurance that the allowance is adequate or that additional provisions might not become necessary.

Non-performing Assets and Loan Loss Experience

      Non-performing assets as of December 31 were as follows:

                                                        2003       2002       2001       2000       1999
                                                      --------   --------   --------   --------   --------
                                                                         (In thousands)

Nonaccrual loans                                      $  2,550   $  1,348   $  1,802   $  2,192   $  1,777
Loans past due 90 days or more and still accruing           --         --         --         --         --
Property from defaulted loans                            1,500      1,500      1,500      1,500      1,500
                                                      --------   --------   --------   --------   --------
Total non-performing assets                           $  4,050   $  2,848   $  3,302   $  3,692   $  3,277
                                                      ========   ========   ========   ========   ========
Restructured troubled debt performing in accordance
    with amended terms, not included above            $    194   $    210   $    224   $    237   $    626
                                                      ========   ========   ========   ========   ========

                               FINANCIAL CONDITION

      The property from defaulted loans was sold in January 2004 and a gain on sale was recognized in the amount of $376,000.

      Accrual of interest income on loans is discontinued when it is questionable whether the borrower will be able to pay principal and interest in full and/or when loan payments are 60 days past due unless the loan is fully secured by real estate or other collateral and in the process of collection.

      Loans are classified "substandard" when they are not adequately protected by the current sound worth and paying capacity of the debtor or of the collateral. At December 31, 2003 and 2002, $10,732,000 and $7,240,000 of loans were included in this category, in addition to loans reported above. The Company's loan classification system also includes a category for loans that are monitored for possible deterioration in credit quality. At December 31, 2003 and 2002, $6,742,000 and $9,371,000, respectively, of loans were included in this category. In addition, it is possible that there may be losses on other loans that have not been specifically identified.

      The changes in the allowance for loan losses and related charge-off (recovery) ratios for the years ended December 31 were as follows:

                                                2003         2002         2001         2000         1999
                                              --------     --------     --------     --------     --------
                                                                 (Dollars in thousands)

Balance, beginning of year                    $ 12,384     $ 12,252     $ 12,154     $ 11,158     $ 11,108

Provision for loan losses                           --           --           --           --           --

Charge-offs:
   Commercial loans                                (75)        (134)        (275)        (108)        (347)
   Construction mortgage loans                      --           --           --           --           --
   Commercial mortgage loans                        --           --           --           --         (186)
   Residential mortgage loans                       --           --           --           --           --
   Consumer loans                                  (71)         (92)         (71)         (60)         (77)
                                              --------     --------     --------     --------     --------
               Total charge-offs                  (146)        (226)        (346)        (168)        (610)
                                              --------     --------     --------     --------     --------

Recoveries on loans previously charged off:
   Commercial loans                                223          300          321          826          351
   Construction mortgage loans                      --           --           84           89           60
   Commercial mortgage loans                       231            8            6          216          190
   Residential mortgage loans                       --            6           --           10           --
   Consumer loans                                   21           44           33           23           59
                                              --------     --------     --------     --------     --------
               Total recoveries                    475          358          444        1,164          660
                                              --------     --------     --------     --------     --------

Balance, end of year                          $ 12,713     $ 12,384     $ 12,252     $ 12,154     $ 11,158
                                              ========     ========     ========     ========     ========

Ratio of net charge-offs (recoveries) to
   average loans outstanding                     (0.04)%      (0.01)%      (0.01)%      (0.13)%      (0.01)%
                                              ========     ========     ========     ========     ========

Ratio of allowance to total loans
   outstanding                                    1.60%        1.55%        1.39%        1.43%        1.65%
                                              ========     ========     ========     ========     ========

                               FINANCIAL CONDITION

      The allowance for loan losses, as of December 31, was allocated as follows:

                                2003       2002       2001       2000       1999
                              --------   --------   --------   --------   --------
                                                 (In thousands)

Commercial loans              $  1,631   $  1,789   $  2,219   $  1,502   $  1,457
Construction mortgage loans        915        951        787        802        755
Commercial mortgage loans        7,551      6,742      5,903      5,838      5,681
Industrial revenue bonds            11         14         14         16         20
Residential mortgage loans       2,520      2,794      3,133      3,922      3,071
Consumer loans                      85         94        196         74        174
                              --------   --------   --------   --------   --------

                              $ 12,713   $ 12,384   $ 12,252   $ 12,154   $ 11,158
                              ========   ========   ========   ========   ========

Liquidity

      The Company normally experiences changes in its liquidity each year as a result of the seasonal nature of the economy in its market area. Liquidity is usually at its high in late summer and early fall and the annual low point is usually in the spring.

      Substantially all of the amount shown as cash and due from banks at year end was comprised of checks and similar items in the process of collection or was needed to satisfy a requirement to maintain a portion of deposits in an account at the Federal Reserve. Accordingly, it does not represent a source of liquidity.

      In general, investment securities could be sold if necessary to meet liquidity needs. In that event, a gain or loss would be realized if the market value of the securities sold was not equal to their cost, adjusted for the amortization of premium or accretion of discount. The Bank can also borrow funds using investment securities as collateral, and it has a line of credit of $5,000,000 from the Federal Home Loan Bank of Boston. The Bank has also established lines of credit of $7,000,000 and $2,500,000 for the purchase of federal funds from SunTrust Bank and Fleetbank, respectively, and may borrow from the Federal Reserve Bank if necessary.

Contractual Obligations

      The table below contains information on the Company's contractual obligations as of the fiscal year ended December 31, 2003:

                                            Payment Due by Period
                              ----------------------------------------------------
                                           Less                             More
                                           Than        1-3        3-5       Than
                               Total      1 Year      Years      Years     5 Years
                              --------   --------   --------   --------   --------
                                                 (In thousands)
Contractual Obligations

Long-term debt                $138,482   $     --   $ 61,504   $ 57,472   $ 19,506
Capital lease obligation            --         --         --         --         --
Operating leases                 4,205        683      1,223        935      1,364
Purchase obligations                71         71         --         --         --
Other long-term liabilities         --         --         --         --         --
                              --------   --------   --------   --------   --------

Total                         $142,758   $    754   $ 62,727   $ 58,407   $ 20,870
                              ========   ========   ========   ========   ========

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                   AVERAGE INTEREST RATES AND INTEREST SPREAD

      The average amount outstanding for certain categories of interest-earning assets and interest-bearing liabilities, the interest income or expense and the average yields earned or rates paid thereon, are summarized in the following table for the three years ended December 31, 2003. Nonaccrual loan balances have been included in their respective loan categories, which reduces the calculated yields. A portion of the income reported in certain of the asset categories is not subject to federal income tax, making it relatively more valuable. The computed yields shown have not been adjusted for taxable equivalency. As an indication of the amount of change in the general level of interest rates between years, the average rate on overnight federal funds traded among banks was 1.12%, 1.67% and 3.88% during 2003, 2002 and 2001, respectively.

                                                                             Years Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                           2003                         2002                         2001
                                               ---------------------------  ---------------------------  ---------------------------
                                                Average            Average   Average            Average   Average            Average
                                                Balance   Interest  Yield    Balance   Interest  Yield    Balance   Interest  Yield
                                               ---------- -------- -------  ---------- -------- -------  ---------- -------- -------
                                                                               (Dollars in thousands)
ASSETS
Securities:
     Mortgage-backed securities                $   27,059  $   798   2.95%  $   10,942  $   617   5.64%  $   29,253  $ 1,868   6.38%
     CMOs                                         140,894      557   0.40%     180,336    7,114   3.94%     194,463   11,948   6.14%
     U.S. Government agencies                      20,115      362   1.80%      34,845    1,111   3.19%      16,905      869   5.14%
     State and municipal obligations               21,353      545   2.55%      18,252      590   3.23%      23,571      948   4.02%
     Other securities                             259,689   10,992   4.23%     262,263   11,016   4.20%     252,251   14,689   5.82%
                                               ----------  -------          ----------  -------          ----------  -------
Total securities                                  469,110   13,254   2.83%     506,638   20,448   4.04%     516,443   30,322   5.87%
                                               ----------  -------          ----------  -------          ----------  -------

Loans:
     Commercial                                    87,448    4,381   5.01%      85,589    4,815   5.63%      83,973    6,692   7.97%
     Commercial construction                       64,195    2,985   4.65%      56,923    2,928   5.14%      48,461    3,529   7.28%
     Residential construction                      31,730    1,724   5.43%      43,331    2,488   5.74%      48,513    3,038   6.26%
     Commercial mortgages                         290,751   20,427   7.03%     271,784   20,833   7.67%     248,865   22,064   8.87%
     Industrial revenue bonds                         848       48   5.67%       1,048       60   5.73%       1,324       91   6.87%
     Residential mortgages                        236,233   12,472   5.28%     356,494   21,941   6.15%     410,753   27,913   6.80%
     Home equity                                   73,950    3,388   4.58%      60,586    3,054   5.04%      44,296    3,245   7.33%
     Consumer                                       5,063      533  10.52%       6,420      670  10.44%       8,313      861  10.36%
                                               ----------  -------          ----------  -------          ----------  -------
Total loans                                       790,218   45,958   5.82%     882,175   56,789   6.44%     894,498   67,433   7.54%
                                               ----------  -------          ----------  -------          ----------  -------

Total earning assets                            1,259,328   59,212   4.70%   1,388,813   77,237   5.56%   1,410,941   97,755   6.93%
                                                           -------                      -------                      -------
Non-earning assets                                 77,275                       70,664                       70,033
                                               ----------                   ----------                   ----------
Total assets                                   $1,336,603                   $1,459,477                   $1,480,974
                                               ==========                   ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
     NOW accounts                              $  176,922      323   0.18%  $  156,075      727   0.47%  $  139,485      745   0.53%
     Regular savings                               95,756      519   0.54%      83,045      930   1.12%      67,947      932   1.37%
     Money Market accounts                        303,332    3,072   1.01%     289,682    5,002   1.73%     252,384    7,143   2.83%
     Certificates of deposit of
         $100,000 or more                          39,539    1,105   2.79%      41,642    1,266   3.04%      86,255    4,708   5.46%
     Other time deposits                          116,445    3,030   2.60%     133,821    4,470   3.34%     183,887   10,024   5.45%
                                               ----------  -------          ----------  -------          ----------  -------
Total interest-bearing deposits                   731,994    8,049   1.10%     704,265   12,395   1.76%     729,958   23,552   3.23%
                                               ----------  -------          ----------  -------          ----------  -------

Borrowings:
     Federal Home Loan Bank                       206,929    9,305   4.50%     367,588   16,120   4.39%     394,827   20,090   5.09%
     Other short-term borrowings                   26,786      190   0.71%      29,905      318   1.06%      28,758      765   2.66%
     Subordinated debt                              5,000      254   5.08%       5,000      285   5.70%       2,096      148   7.06%
                                               ----------  -------          ----------  -------          ----------  -------
Total borrowings                                  238,715    9,749   4.08%     402,493   16,723   4.15%     425,681   21,003   4.93%
                                               ----------  -------          ----------  -------          ----------  -------

Total interest-bearing liabilities                970,709   17,798   1.83%   1,106,758   29,118   2.63%   1,155,639   44,555   3.86%
                                                           -------                      -------                      -------

Demand deposits                                   242,185                      222,183                      208,071
Non-interest-bearing liabilities                   10,669                       12,589                       11,648
Stockholders' equity                              113,040                      117,947                      105,616
                                               ----------                   ----------                   ----------
Total liabilities and equity                   $1,336,603                   $1,459,477                   $1,480,974
                                               ==========                   ==========                   ==========

Net interest income/spread                                 $41,414   2.87%              $48,119   2.93%              $53,200   3.07%
                                                           =======                      =======                      =======
Net interest margin (NII/Avg. Earning Assets)                        3.29%                        3.46%                        3.77%

                      CHANGES IN NET INTEREST INCOME DUE TO
                           CHANGES IN VOLUME AND RATE

The effects on net interest income from changes in interest rates on, and changes in the outstanding balances of, interest-earning assets and interest-bearing liabilities are summarized in the following table. These effects were calculated directly from the average outstanding balances and interest income and expense included in the preceding table. The change in net interest income resulting from the change in volume for each line item was calculated by multiplying the change in volume by the average of the interest rates earned or paid thereon. The change in the net interest income resulting from the change in rates for each line item was calculated by multiplying the change in rates by the average of the outstanding balances for the two periods for that line item. In 2003, declines of both volumes of and rates on earning assets and interest-bearing liabilities impacted net interest income. The lower volume of earning assets, resulting primarily from fewer investment securities and fewer residential mortgages, was more than offset by reduced borrowings such that net interest income was improved by approximately $1,653,000. Lower rates on earning assets were not completely offset by reduced rates on interest-bearing liabilities, however, resulting in a reduction of net interest income from rates of approximately $8,358,000. In 2002, the negative effect of changes in rates more than offset the positive contribution from changes in volume as rates on earning assets declined faster than the Company's ability to lower rates on interest-bearing liabilities. The improvement in 2002 from changes in volume was because average interest-bearing liabilities declined faster than earning assets.

                                                   2003 Compared to 2002               2002 Compared to 2001
                                             Change Due to Increase (Decrease)   Change Due to Increase (Decrease)
                                             ---------------------------------   ---------------------------------
                                              Volume       Rate         Net       Volume       Rate         Net
                                             --------    --------    ---------   --------    --------    ---------
                                                                       (In thousands)
EARNING ASSETS
Securities:
    Mortgage-backed securities               $    692    $   (511)   $    181    $ (1,100)   $   (151)   $ (1,251)
    CMOs                                         (856)     (5,701)     (6,557)       (712)     (4,122)     (4,834)
    U.S. Government agencies                     (368)       (381)       (749)        747        (505)        242
    State and municipal obligations                90        (135)        (45)       (193)       (165)       (358)
    Other securities                             (108)         84         (24)        502      (4,175)     (3,673)
                                             --------    --------    --------    --------    --------    --------
        Total securities                         (550)     (6,644)     (7,194)       (756)     (9,118)     (9,874)
                                             --------    --------    --------    --------    --------    --------

Loans:
    Commercial                                     99        (533)       (434)        110      (1,987)     (1,877)
    Commercial construction                       356        (299)         57         525      (1,126)       (601)
    Residential construction                     (648)       (116)       (764)       (311)       (239)       (550)
    Commercial mortgages                        1,394      (1,800)       (406)      1,895      (3,126)     (1,231)
    Industrial revenue bonds                      (11)         (1)        (12)        (17)        (14)        (31)
    Residential mortgages                      (6,873)     (2,596)     (9,469)     (3,513)     (2,459)     (5,972)
    Home equity                                   643        (309)        334       1,008      (1,199)       (191)
    Consumer                                     (142)          5        (137)       (197)          6        (191)
                                             --------    --------    --------    --------    --------    --------
        Total loans                            (5,182)     (5,649)    (10,831)       (500)    (10,144)    (10,644)
                                             --------    --------    --------    --------    --------    --------
Total earning assets                           (5,732)    (12,293)    (18,025)     (1,256)    (19,262)    (20,518)
                                             --------    --------    --------    --------    --------    --------

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
    NOW accounts                                   68        (472)       (404)         83        (101)        (18)
    Regular savings                               106        (517)       (411)        188        (190)         (2)
    Money Market accounts                         187      (2,117)     (1,930)        850      (2,991)     (2,141)
    Certificates of deposit
        of $100,000 or more                       (61)       (100)       (161)     (1,896)     (1,546)     (3,442)
    Other time deposits                          (516)       (924)     (1,440)     (2,200)     (3,354)     (5,554)
                                             --------    --------    --------    --------    --------    --------
        Total interest-bearing deposits          (216)     (4,130)     (4,346)     (2,975)     (8,182)    (11,157)
                                             --------    --------    --------    --------    --------    --------
Borrowings:
    Federal Home Loan Bank                     (7,141)        326      (6,815)     (1,291)     (2,679)     (3,970)
    Other short-term borrowings                   (28)       (100)       (128)         21        (468)       (447)
    Subordinated debt                              --         (31)        (31)        185         (48)        137
                                             --------    --------    --------    --------    --------    --------
        Total borrowings                       (7,169)        195      (6,974)     (1,085)     (3,195)     (4,280)
                                             --------    --------    --------    --------    --------    --------
        Total interest-bearing liabilities     (7,385)     (3,935)    (11,320)     (4,060)    (11,377)    (15,437)
                                             --------    --------    --------    --------    --------    --------

Net changes due to volume/rate               $  1,653    $ (8,358)   $ (6,705)   $  2,804    $ (7,885)   $ (5,081)
                                             ========    ========    ========    ========    ========    ========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the risk of loss from adverse changes in market prices. In particular, the market prices of interest-earning assets may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Company's primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the levels and durations of the Company's assets and liabilities.

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

      The Company's investment portfolio mix consists of collateralized mortgage obligations, other debt securities, and asset-backed securities collateralized with pools of loans and obligations issued by others. The Company's investment policy provides for purchases to be of investment quality and, in the instance of securities classified as available-for-sale, of relatively short duration. The Company's loan portfolio is concentrated in residential and commercial real estate loans from southeastern Massachusetts. However, the probability exists for losses from both investments and loans during periods of significant interest rate and economic volatility.

      The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders' equity) would decline. At December 31, 2003, it is estimated that an increase in interest rates of 100 basis points (for example, an increase in the prime rate from 4% to 5%) would reduce the value of net assets by $9,645,000. On the other hand, if interest rates were to decrease, the value of net assets would increase.

      Although the value of net assets is subject to risk if interest rates rise, the opposite is generally true of the Company's earnings. If interest rates were to increase, net interest income would likely increase because the Company has more interest-earning assets than it has interest-bearing liabilities and because much of this excess amount reprices within a short period of time. As a result, net interest income is instead generally subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. During 2003, the Company increased its proportion of short-term fixed rate investments to total investments to protect yields. Accordingly, if interest rates were to decrease by 100 basis points (for example, a decrease in the prime rate from 4% to 3%) it is estimated that net interest income would decrease by $643,000. On the other hand, if interest rates were to increase, net interest income would likely increase.

      At December 31, 2002, it was estimated that the value of the net assets of the Company would decline by $5,429,000 if interest rates were to increase by 100 basis points and that the Company's net interest income would decline by $1,733,000 if interest rates were to decline by 100 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Company.

Item 8. Financial Statements and Supplementary Data.

                           FINANCIAL STATEMENTS INDEX

                                                                            Page
                                                                            ----

      o     Independent Auditors' Report                                     29

      o     Consolidated Balance Sheets at December 31, 2003 and 2002        30

      o     Consolidated Statements of Income for the Three Years Ended
              December 31, 2003                                              31

      o     Consolidated Statements of Cash Flows for the Three Years
              Ended December 31, 2003                                        32

      o     Consolidated Statements of Comprehensive Income for the
              Three Years Ended December 31, 2003                            33

      o     Consolidated Statements of Changes in Stockholders' Equity
              for the Three Years Ended December 31, 2003                    33

      o     Notes to Consolidated Financial Statements                       34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
    CCBT Financial Companies, Inc.

      We have audited the accompanying consolidated balance sheets of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, comprehensive income and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCBT Financial Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 30, 2004

                         CCBT FINANCIAL COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                  ---------------------------
ASSETS                                                                                2003            2002
                                                                                  -----------     -----------
                                                                                     (Dollars in thousands)
Cash and due from banks                                                           $    38,254     $    60,057
Short-term, interest-bearing deposits                                                  25,470             741
Securities available for sale, at fair value                                          359,592         510,837
Securities held to maturity, at amortized cost                                         54,167              --
Federal Home Loan Bank stock, at cost                                                  23,503          23,503
Federal Reserve Bank stock, at cost                                                     1,235           1,235
Loans held for sale                                                                     7,306          37,332

Total loans                                                                           793,611         801,402
Less:  Allowance for loan losses                                                      (12,713)        (12,384)
                                                                                  -----------     -----------
            Net loans                                                                 780,898         789,018
                                                                                  -----------     -----------

Premises and equipment                                                                 21,517          20,602
Deferred tax asset, net                                                                 6,054           5,572
Accrued interest receivable on securities and loans                                     4,479           5,982
Intangible assets                                                                       5,089           6,314
Foreclosed real estate                                                                  1,500           1,500
Other assets                                                                            9,169          19,190
                                                                                  -----------     -----------

            Total assets                                                          $ 1,338,233     $ 1,481,883
                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $ 1,005,101     $   942,220
Federal Home Loan Bank borrowings - short-term                                         46,445         205,700
Other short-term borrowings                                                            23,088          21,391
Federal Home Loan Bank borrowings - long-term                                         133,482         165,750
Subordinated debt                                                                       5,000           5,000
Accrued interest payable on deposits and borrowings                                     1,086           1,501
Post retirement benefits payable                                                        4,245           3,710
Employee profit sharing retirement and bonuses payable                                  2,566           3,017
Due to broker for securities settlement                                                    54          11,627
Other liabilities                                                                       2,407           3,286
                                                                                  -----------     -----------
            Total liabilities                                                       1,223,474       1,363,202
                                                                                  -----------     -----------

Minority interest                                                                         282             234
                                                                                  -----------     -----------

Commitments and contingencies (Notes 5 and 11)

Stockholders' equity:
    Common stock, $1.00 par value; 12,000,000 shares authorized;
      9,061,064 shares issued                                                           9,061           9,061
      Surplus                                                                          27,512          27,484
      Undivided profits                                                                90,972          91,042
      Treasury stock, at cost (640,866 shares - 2003; 470,266 shares - 2002)          (12,161)         (8,122)
      Accumulated other comprehensive loss                                               (907)         (1,018)
                                                                                  -----------     -----------
            Total stockholders' equity                                                114,477         118,447
                                                                                  -----------     -----------
            Total liabilities and stockholders' equity                            $ 1,338,233     $ 1,481,883
                                                                                  ===========     ===========

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Years Ended December 31,
                                                                  ------------------------------------
                                                                    2003          2002          2001
                                                                  --------      --------      --------
                                                                  (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                      $ 45,958      $ 56,789      $ 67,433
  Interest on short-term, interest-bearing deposits                    216           302           514
  Taxable interest income on securities available for sale          11,211        18,613        27,489
  Tax-exempt interest income on securities available for sale          545           590           934
  Interest on securities held to maturity                              488            --            --
  Dividends on securities                                              794           943         1,385
                                                                  --------      --------      --------
     Total interest and dividend income                             59,212        77,237        97,755
                                                                  --------      --------      --------

INTEREST EXPENSE
  Interest on deposits                                               8,049        12,395        23,552
  Interest on Federal Home Loan Bank borrowings                      9,305        16,120        20,090
  Interest on other short-term borrowings                              190           318           765
  Interest on subordinated debt                                        254           285           148
                                                                  --------      --------      --------
     Total interest expense                                         17,798        29,118        44,555
                                                                  --------      --------      --------
Net interest income                                                 41,414        48,119        53,200
Provision for loan losses                                               --            --            --
                                                                  --------      --------      --------
Net interest income, after provision for loan losses                41,414        48,119        53,200
                                                                  --------      --------      --------

NON-INTEREST INCOME
  Financial advisor fees                                             7,596         6,807         6,909
  Deposit account service charges                                    2,358         2,210         2,130
  Branch banking fees                                                2,918         3,086         3,110
  Electronic banking fees                                            2,847         2,496         1,998
  Loan servicing and other loan fees, net                             (316)          (98)           59
  Brokerage fees and commissions                                     1,790         1,494         1,311
  Net gain (loss) on securities                                     (1,692)        2,074         2,187
  Net gain on sales of loans                                         3,180         1,941         2,956
  Insurance commissions                                              2,805         2,562         1,573
  Other income (charges)                                                (5)          377           688
                                                                  --------      --------      --------
     Total non-interest income                                      21,481        22,949        22,921
                                                                  --------      --------      --------

NON-INTEREST EXPENSE
  Salaries                                                          18,814        18,659        17,653
  Employee benefits                                                  7,381         8,415         8,164
  Building and equipment                                             6,048         6,289         5,434
  Data processing                                                    2,690         3,003         2,600
  Accounting and legal fees                                          1,345         1,130           955
  Other outside services                                             2,533         2,301         2,277
  Amortization of intangibles                                        1,225         1,225         1,583
  Delivery and communications                                        1,941         2,296         1,898
  Marketing and advertising                                          1,880         1,875         1,774
  All other expenses                                                 4,674         3,667         3,720
                                                                  --------      --------      --------
     Total non-interest expense                                     48,531        48,860        46,058
                                                                  --------      --------      --------
 Minority interest                                                      48            85           (23)
                                                                  --------      --------      --------
 Income before income taxes                                         14,316        22,123        30,086
 Provision for income taxes                                          7,939         7,683        10,622
                                                                  --------      --------      --------
 Net income                                                       $  6,377      $ 14,440      $ 19,464
                                                                  ========      ========      ========

 Basic earnings per share                                         $   0.75      $   1.68      $   2.26
 Diluted earnings per share                                       $   0.75      $   1.67      $   2.25
 Average shares outstanding - basic                                  8,463         8,613         8,613
 Average shares outstanding - diluted                                8,488         8,649         8,647
 Cash dividends declared per share                                $   0.76      $   0.76      $   0.72

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                        -------------------------------------------
                                                                            2003            2002            2001
                                                                        -----------     -----------     -----------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $     6,377     $    14,440     $    19,464
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization of fixed and intangible assets          4,126           4,308           4,284
        Net amortization (accretion) of securities                            8,539           1,335          (5,610)
        Amortization of net deferred loan costs                                 183             414           1,309
        Net loss (gain) on securities                                         1,692          (2,074)         (2,187)
        Deferred income tax benefit                                            (623)           (169)           (370)
        Net gain on sales of loans                                           (3,180)         (1,941)         (2,956)
        Net change in:
         Loans held for sale, net                                            33,206           4,141          (5,709)
         Accrued interest receivable                                          1,503             386          (1,317)
         Accrued expenses and other liabilities                              (1,210)         (4,393)            154
         Other, net                                                          10,069          (6,115)         (1,538)
                                                                        -----------     -----------     -----------
           Net cash provided by operating activities                         60,682          10,332           5,524
                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans                                              7,937          51,424         (86,431)
Proceeds from sale of portfolio loans                                            --              --          52,841
Maturities of available-for-sale securities                                 533,356         713,688         514,544
Purchases of available-for-sale securities                                 (463,669)       (873,168)       (656,605)
Sales of available-for-sale securities                                       60,232          92,736         143,661
Principal payments of held-to-maturity securities                             6,790              --              --
Purchases of held-to-maturity securities                                    (61,183)             --              --
Purchases of premises and equipment                                          (3,816)         (5,428)         (4,563)
Purchase of Federal Home Loan Bank and
    Federal Reserve Bank stock                                                   --              --          (1,431)
                                                                        -----------     -----------     -----------
           Net cash provided (used) by investing activities                  79,647         (20,748)        (37,984)
                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                          62,881          38,829         (69,912)
Federal Home Loan Bank borrowings                                           942,000       1,858,250       1,855,224
Repayments of Federal Home Loan Bank borrowings                          (1,133,523)     (1,871,114)     (1,762,197)
Net increase (decrease) in other short-term borrowings                        1,697          (9,344)          6,215
Proceeds from issuance of subordinated debt                                      --              --           5,000
Purchase of treasury stock                                                   (4,308)         (1,217)             --
Issuance of common stock under stock option plan                                297             303             181
Cash dividends paid on common stock                                          (6,447)         (6,555)         (6,204)
                                                                        -----------     -----------     -----------
           Net cash provided (used) by financing activities                (137,403)          9,152          28,307
                                                                        -----------     -----------     -----------
Net change in cash and cash equivalents                                       2,926          (1,264)         (4,153)
Cash and cash equivalents at beginning of year                               60,798          62,062          66,215
                                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                                $    63,724     $    60,798     $    62,062
                                                                        ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                            $    18,213     $    30,022     $    46,404
    Income taxes                                                              8,549          10,974          11,050
Non-cash transactions:
    Net change in due to/from broker for securities settlement              (11,573)         11,627            (757)
    Transfer from loans to loans held for sale                                   --          31,183              --

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Years Ended December 31,
                                                                        -------------------------------------
                                                                           2003          2002          2001
                                                                        ---------     ---------     ---------
                                                                                    (In thousands)
Net income                                                              $   6,377     $  14,440     $  19,464
                                                                        ---------     ---------     ---------
Unrealized holding  gains (losses) on securities available for sale        (1,440)       (4,549)        7,596
Reclassification of losses (gains) on securities realized in income         1,692        (2,074)       (2,187)
                                                                        ---------     ---------     ---------
Net unrealized gains (losses)                                                 252        (6,623)        5,409
Related tax effect                                                           (141)        2,783        (2,263)
                                                                        ---------     ---------     ---------
Net other comprehensive income (loss)                                         111        (3,840)        3,146
                                                                        ---------     ---------     ---------

Comprehensive income                                                    $   6,488     $  10,600     $  22,610
                                                                        =========     =========     =========

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Years Ended December 31,
                                                                        -------------------------------------
                                                                           2003          2002          2001
                                                                        ---------     ---------     ---------
                                                                                    (In thousands)
COMMON STOCK
Balance, beginning and end of year                                      $   9,061     $   9,061     $   9,061
                                                                        ---------     ---------     ---------

SURPLUS
Balance, beginning of year                                                 27,484        27,473        27,495
Issuance of common stock under stock option plan                               28            11           (22)
                                                                        ---------     ---------     ---------
Balance, end of year                                                       27,512        27,484        27,473
                                                                        ---------     ---------     ---------

UNDIVIDED PROFITS
Balance, beginning of year                                                 91,042        83,157        69,897
Net income                                                                  6,377        14,440        19,464
Cash dividends declared and paid ($.76, $.76 and
    $.72 per share, respectively)                                          (6,447)       (6,555)       (6,204)
                                                                        ---------     ---------     ---------
Balance, end of year                                                       90,972        91,042        83,157
                                                                        ---------     ---------     ---------

TREASURY STOCK
Balance, beginning of year                                                 (8,122)       (7,197)       (7,400)
Purchase of treasury stock (187,100 and 47,500 shares, respectively)       (4,308)       (1,217)           --
Issuance of common stock under stock option plan
    (16,500, 17,875 and 12,375 shares, respectively)                          269           292           203
                                                                        ---------     ---------     ---------
Balance, end of year                                                      (12,161)       (8,122)       (7,197)
                                                                        ---------     ---------     ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year                                                 (1,018)        2,822          (324)
Net other comprehensive income (loss)                                         111        (3,840)        3,146
                                                                        ---------     ---------     ---------
Balance, end of year                                                         (907)       (1,018)        2,822
                                                                        ---------     ---------     ---------

  TOTAL STOCKHOLDERS' EQUITY, END OF YEAR                               $ 114,477     $ 118,447     $ 115,316
                                                                        =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                         CCBT FINANCIAL COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2003, 2002 and 2001

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

      Recent developments -- On December 9, 2003, the Company and Banknorth Group, Inc. ("Banknorth") announced that they had entered into an Agreement and Plan of Merger, dated as of December 8, 2003 (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company will be merged with and into Banknorth (the "Merger"). The Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of the Company (subject to certain exceptions) will be converted into the right to receive
1.084 shares of common stock of Banknorth, plus cash in lieu of any fractional share interest.

      Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, (i) the approval of the Agreement by the Company's shareholders and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of the Bank with and into Banknorth's banking subsidiary, Banknorth, NA, immediately prior to consummation of the Merger. The Merger is expected to be completed in the second quarter of 2004 with operational integration to follow soon after.

      Principles of consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiaries and 51% ownership interest in an insurance agency. All inter-company accounts have been eliminated upon consolidation in the presentation of the consolidated financial statements. The Company's wholly-owned subsidiary, CCBT Statutory Trust I (See Note 7) is presented on the equity method.

      Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 presentation.

      Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities and the valuation of mortgage servicing rights.

      Cash and cash equivalents -- Cash and cash equivalents include amounts due from banks, short-term, interest-bearing deposits and federal funds sold, all of which mature within 90 days. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $12,379,000 and $10,599,000, respectively.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Securities -- Securities that the Company has purchased with the positive intent and ability to hold to maturity are classified "held-to-maturity" and are stated at cost, adjusted for amortization of premiums and accretion of discounts, except in the instance of "other-than-temporary losses" as explained below. Securities that might be sold prior to maturity to meet liquidity needs or to provide funds for the purchase of alternative investments are classified "available-for-sale" and are stated at fair value. Securities purchased and held principally for the purpose of selling them in the near term, are classified "trading securities" The Company held no trading securities at either December 31, 2003 or December 31, 2002. Gains and losses on sales of securities are recorded on the trade date and are determined using the specific identification method. Unrealized gains and losses adjusting securities available-for-sale to fair value, if any, are credited or charged to "Other Comprehensive Income," net of any related tax effect. Declines in the fair value of securities available for sale and securities held to maturity to levels below their adjusted cost, which are deemed to be other-than-temporary losses, are realized as losses in earnings. In estimating other-than-temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than cost, 2) underlying collateral delinquency and loss trends, 3) current and projected underlying collateral support levels, 4) the financial condition and near-term prospects of the issuer, and 5) the intent and ability of the Company to retain said securities for the period of time sufficient to allow for any recovery of unrealized losses. Purchase premiums and discounts are generally recognized in interest income using the interest method over the terms of the securities. For interest-only securities, the interest method is based on the outstanding principal balances of the underlying assets.

      Loans -- Loans are reported at their principal balance outstanding, adjusted for deferred origination fees and costs and charge-offs. Loan fees, net of the direct costs of origination, are deferred and recognized in income over the life of the loan generally using the interest method. For certain loan categories, the straight-line method is used, which does not differ materially from the interest method.

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Mortgage servicing rights -- The fair value of the right to service loans is capitalized when loans are sold to other investors and is amortized against servicing income over the estimated life of the underlying loans. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan types and terms. Fair value is based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

      Intangibles -- The core deposit intangible arising from the acquisition of two branch banking offices during 2000 is being amortized on a straight-line basis over 7 years. Prior to January 1, 2002, goodwill, arising from the acquisition of Murray & MacDonald Insurance Services, Inc., was being amortized on a straight-line basis over 5 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and goodwill, which amounted to $803,000 at December 31, 2003 and 2002, is no longer amortized, but is evaluated for impairment. If goodwill amortization of $359,000 was not recorded for the year ending December 31, 2001, net income as reported for 2001 would have increased by $215,000 or $.02 per share (basic and diluted) to $19,679,000 or $2.28 per share (basic) and $2.27 per share (diluted).

      Marketing expense -- The Company charges to marketing expense any advertising related expenses at the time they are incurred.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Stock compensation plans -- At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note
6. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ending December 31, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans.

                                            2003          2002          2001
                                         ----------    ----------    ----------
                                        (In thousands, except per share amounts)

Net income as reported                   $    6,377    $   14,440    $   19,464
Additional expense had the Company
    adopted SFAS No. 123                       (445)         (403)         (182)
Related tax benefit                             186           168            76
                                         ----------    ----------    ----------

Pro-forma net income                     $    6,118    $   14,205    $   19,358
                                         ==========    ==========    ==========

Basic earnings per share, as reported    $     0.75    $     1.68    $     2.26
Pro-forma basic earnings per share       $     0.72    $     1.65    $     2.25
Diluted earnings per share, as reported  $     0.75    $     1.67    $     2.25
Pro-forma diluted earnings per share     $     0.72    $     1.64    $     2.24

      Post retirement benefit plans -- Post retirement benefits are accrued over the period that employees render the service making them eligible for the benefits.

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

      Segments -- The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. The Company's brokerage and insurance activities are not material to the Company's consolidated financial statements. Net income for the year ended December 31, 2003 for such activities amounted to $200,000 and $98,000, respectively. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      Recent accounting pronouncements -- In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. However, for special-purpose entities such as CCBT Statutory Trust I, the Company is required to apply FIN 46 as of December 31, 2003. Application of FIN 46 resulted in CCBT Statutory Trust I being presented on the equity method instead of being consolidated, which had no material effect on the Company's consolidated financial statements.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

(2)   SECURITIES

      The amortized cost and estimated fair values of securities, with gross unrealized gains and losses, follows:

                                                           December 31, 2003
                                             ------------------------------------------------
                                                           Gross        Gross       Estimated
                                             Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses        Value
                                             ---------   ----------   ----------    ---------
                                                              (In thousands)
Securities Available for Sale
U.S. Government agency CMOs and MBSs         $  82,643    $     305    $     180    $  82,768
Other U.S. Government agency obligations        25,162           69           80       25,151
Other collateralized mortgage obligations       73,204          276          158       73,322
Interest only securities                         1,256          329          121        1,464
State and municipal obligations                 15,957           --           --       15,957
Other debt securities                          162,895        1,385        3,350      160,930
                                             ---------    ---------    ---------    ---------

    Totals                                   $ 361,117    $   2,364    $   3,889    $ 359,592
                                             =========    =========    =========    =========

Securities Held to Maturity
U.S. Government agency MBSs                  $  54,167    $     159    $     256    $  54,070
                                             =========    =========    =========    =========

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                                           December 31, 2002
                                             ------------------------------------------------
                                                           Gross        Gross       Estimated
                                             Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses        Value
                                             ---------   ----------   ----------    ---------
                                                              (In thousands)

Securities Available for Sale
U.S. Government agency CMOs and MBSs         $  63,131    $     685    $      22    $  63,794
Other U.S. Government agency obligations        24,635           51           41       24,645
Other collateralized mortgage obligations      105,136          238          258      105,116
Interest only securities                        14,444        1,359        2,206       13,597
State and municipal obligations                 19,798           --           --       19,798
Other debt securities                          285,470        2,472        4,055      283,887
                                             ---------    ---------    ---------    ---------

    Totals                                   $ 512,614    $   4,805    $   6,582    $ 510,837
                                             =========    =========    =========    =========

      Gross proceeds from the sale of available-for-sale securities were $60,232,000 in 2003. Gross gains of $122,000 and gross losses of $488,000 were realized on those sales. In addition, the Company recognized a loss of $1,326,000, which resulted from the write-down of a debt security available for sale which experienced a decline in value that was deemed other than temporary.

      Gross proceeds from the sale of available-for-sale securities were $92,736,000 in 2002. Gross gains of $3,229,000 and gross losses of $155,000 were realized on those sales. In addition, the Company recognized a loss of $1,000,000, which resulted from the write-down of a debt security available for sale which experienced a decline in value that was deemed to be other than temporary.

      Gross proceeds from the sale of available-for-sale securities were $143,661,000 in 2001. Gross gains of $2,464,000 and gross losses of $277,000 were realized on those sales.

      The amount of income tax expense (benefit) attributable to the net gain
(loss) on securities in 2003, 2002 and 2001 was ($708,000), $868,000 and
$915,000, respectively.

      The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.








                                            Available for Sale         Held to Maturity
                                          ----------------------    ----------------------
                                                       Estimated                 Estimated
                                          Amortized      Fair       Amortized      Fair
                                            Cost         Value        Cost         Value
                                          ---------    ---------    ---------    ---------
                                                           (In thousands)
Due in one year or less                   $  14,591    $  14,604    $      --    $      --
Due after one year through five years        36,626       36,506        1,243        1,243
Due after five years through ten years       48,330       48,715       13,135       13,115
Due after ten years                         261,570      259,767       39,789       39,712
                                          ---------    ---------    ---------    ---------

                                          $ 361,117    $ 359,592    $  54,167    $  54,070
                                          =========    =========    =========    =========

      At December 31, 2003 and 2002, securities with an estimated fair value of $23,088,000 and $21,391,000, respectively, were pledged to secure borrowings from the U.S. Treasury and securities sold subject to agreements to repurchase. (See Note 7.)

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                             Less Than Twelve Months        Over Twelve Months
                                             ------------------------    ------------------------
                                               Gross                       Gross
                                             Unrealized      Fair        Unrealized      Fair
                                               Losses        Value         Losses        Value
                                             ----------    ----------    ----------    ----------
                                                                (In thousands)
Securities Available for Sale
U.S. Government agency CMOs and MBSs         $       39    $   14,278    $      141    $   22,846
Other U.S. Government agency obligations             --            --            80         5,083
Other collateralized mortgage obligations             9         8,258           149        14,062
Interest only securities                              6            96           115           401
Other debt securities                               531        31,067         2,819        83,959
                                             ----------    ----------    ----------    ----------

    Totals                                   $      585    $   53,699    $    3,304    $  126,351
                                             ==========    ==========    ==========    ==========

Securities Held to Maturity
U.S. Government agency MBSs                  $      256    $   23,069    $       --    $       --
                                             ==========    ==========    ==========    ==========

      Any security with a current book value equal to or greater than $500,000 that is downgraded is reported immediately to the Investment Committee for the purpose of researching the reason for the downgrade and then for possible sale or other-than-temporary impairment recognition. The Company's Investment Committee maintains a monthly report of downgraded issues for review. The Investment Committee will evaluate a security for possible sale or other-than-temporary impairment recognition based upon a rating downgrade to or near minimum investment grade and/or a significant negative change in price indication. In estimating other-than-temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than cost, 2) underlying collateral delinquency and loss trends, 3) current and projected underlying collateral support levels, 4) the financial condition and near-term prospects of the issuer, and 5) the intent and ability of the Company to retain said securities for the period of time sufficient to allow for any recovery of fair value.

      At December 31, 2003, 79 debt securities have unrealized losses with aggregate depreciation of 2% from the Company's amortized cost basis. These unrealized losses generally relate to increased credit risk on certain asset-backed securities, as these securities are collateralized with loans made by others, and/or from substantial changes in interest rate environments during volatile economic periods. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(3)   LOANS, NET

      The following is a summary of loans outstanding as of the dates indicated:

                                                             December 31,
                                                       ------------------------
                                                          2003           2002
                                                       ---------      ---------
                                                            (In thousands)
Mortgage loans on real estate:
    Residential                                        $ 211,546      $ 262,095
    Commercial                                           316,317        283,458
    Construction                                          87,431         99,544
    Equity lines of credit                                87,098         65,794
Other loans:
    Commercial                                            85,848         83,953
    Consumer                                               4,611          5,629
    Industrial revenue bonds                                 760            929
                                                       ---------      ---------
          Total loans                                    793,611        801,402
Less: Allowance for loan losses                          (12,713)       (12,384)
                                                       ---------      ---------

          Total loans, net                             $ 780,898      $ 789,018
                                                       =========      =========

      The Company enters into banking transactions in the ordinary course of its business with related parties such as directors, officers, principal stockholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. The total amount of loans outstanding to related parties at December 31, 2003 and 2002 was $14,989,000 and $10,037,000,
respectively. During 2003, new loans to related parties amounted to $34,151,000 and repayments amounted to $29,199,000.

      The Company's business is primarily in southeastern Massachusetts, and many of the Company's loan customers are involved in real estate construction or the hotel and restaurant industry. This can cause a number of them to be similarly affected by economic conditions.

      Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $419,386,000 and $322,085,000 at December 31, 2003 and 2002, respectively.

      The following summarizes mortgage servicing rights capitalized and amortized for the years ended December 31:

                                                     2003       2002       2001
                                                    ------     ------     ------
                                                           (In thousands)

Mortgage servicing rights capitalized               $2,049     $1,444     $  585
                                                    ======     ======     ======

Mortgage servicing rights amortized                 $1,357     $  707     $  357
                                                    ======     ======     ======

      Mortgage servicing rights included in Other Assets at December 31, 2003 and 2002 were $2,780,000 and $2,088,000, respectively. The estimated fair values of these rights were $3,183,000 and $2,279,000, respectively.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(4)   ALLOWANCE FOR LOAN LOSSES

      The changes in the allowance for loan losses were as follows:

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                        (In thousands)

Balance, beginning of year                     $ 12,384    $ 12,252    $ 12,154
Provision for loan losses                            --          --          --
Charge-offs                                        (146)       (226)       (346)
Recoveries on loans previously charged-off          475         358         444
                                               --------    --------    --------

Balance, end of year                           $ 12,713    $ 12,384    $ 12,252
                                               ========    ========    ========

      The following is a summary of information pertaining to impaired and nonaccrual loans:

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
                                                                 (In thousands)

Impaired loans without a valuation allowance                   $    --   $    --
Impaired loans with a valuation allowance:
    Commercial loans                                               383        43
    Commercial mortgage loans                                       --       121
                                                               -------   -------
           Total impaired loans                                $   383   $   164
                                                               =======   =======
Valuation allowance related to impaired loans                  $   319   $    35
                                                               =======   =======
Nonaccrual loans                                               $ 2,550   $ 1,348
                                                               =======   =======
Loans 90 days past due, still accruing                         $    --   $    --
                                                               =======   =======

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                 2003      2002      2001
                                                               -------   -------   -------

Average investment in impaired loans                           $   300   $   346   $   528
                                                               =======   =======   =======
Interest income recognized on impaired loans                   $    51   $    69   $   112
                                                               =======   =======   =======
Interest income recognized on a cash basis on impaired loans   $    51   $    69   $   112
                                                               =======   =======   =======

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(5)   PREMISES AND EQUIPMENT

      The cost and accumulated depreciation and amortization of premises and equipment are as follows:

                                                               December 31,
                                                          ----------------------
                                                            2003         2002
                                                          --------     --------
                                                              (In thousands)
Premises:
    Land                                                  $  3,069     $  3,069
    Buildings                                               13,679       12,021
    Leasehold improvements                                   3,157        5,079
Equipment                                                   23,688       21,431
                                                          --------     --------
                                                            43,593       41,600
Accumulated depreciation and amortization                  (22,076)     (20,998)
                                                          --------     --------

                                                          $ 21,517     $ 20,602
                                                          ========     ========

      Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $2,901,000, $3,083,000 and $2,700,000, respectively.

      Certain banking premises are leased under non-capitalized operating leases expiring at various dates through 2013. Annual rental expenses under these leases were $1,032,000 in 2003, $1,268,000 in 2002 and $1,003,000 in 2001. The
total rental commitments under non-cancelable leases for future years aggregate $4,205,000, excluding amounts payable under Consumer Price Index escalator provisions in certain leases which become effective in 2004 and later years. Annual commitments are $683,000 in 2004, $651,000 in 2005, $572,000 in 2006,
$538,000 in 2007, $397,000 in 2008, and a total of $1,364,000 for the years 2009 through 2013. Certain of these leases also contain renewal options.

(6)   Employee Benefits

      Retirement and Incentive Plans

      The Company has a defined contribution Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Company contributes amounts equal to 8% of each participant's compensation plus 4.3% of compensation over one-half the social security wage base. Profit sharing retirement expense was $1,602,000 in 2003, $1,708,000 in 2002 and $1,352,000 in 2001. Also in 2003, 2002 and 2001, bonuses were accrued under the provisions of the Company's Profit Incentive Plan totaling $863,000, $1,205,000 and $2,098,000, respectively, and paid in the year following.

      Employee Stock Ownership Plan

      At December 31, 2003 and 2002, the Company's Employee Stock Ownership Plan ("ESOP") held 31,676 shares and 34,773 shares, respectively, of the Company's common stock, all of which were allocated to employees. There were no contributions to the ESOP from the Company in 2003, 2002 or 2001.

      Post-Retirement Benefit Plan

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      The following table sets forth the plan's funded status reconciled with the amount included in the Company's balance sheet:

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
                                                                 (In thousands)
Accumulated post-retirement benefit obligation:
    Retirees                                                   $   842   $ 1,142
    Fully eligible active plan participants                      1,397     1,193
    Other plan participants                                      2,629     2,164
                                                               -------   -------

                                                               $ 4,868   $ 4,499
                                                               =======   =======

                                                                  Years Ended December 31,
                                                               -----------------------------
                                                                 2003       2002       2001
                                                               -------    -------    -------
                                                                       (In thousands)

Plan assets at fair value                                      $    --    $    --    $    --
                                                               -------    -------    -------
Accumulated post-retirement benefit obligation at
    beginning of year                                            4,499      3,652      3,633
Service cost                                                       262        209        222
Interest cost                                                      250        250        268
Actuarial (gain) loss                                              (31)       525       (352)
Benefit payments                                                  (112)      (137)      (119)
                                                               -------    -------    -------
Accumulated post-retirement benefit obligation
    at end of year                                               4,868      4,499      3,652
                                                               -------    -------    -------
Accumulated post-retirement benefit obligation
     in excess of plan assets                                    4,868      4,499      3,652
Unrecognized net gain from past experience different
     from that assumed and from changes in assumptions             421        306        860
Unrecognized net obligation at transition                         (989)    (1,099)    (1,208)
                                                               -------    -------    -------

Unfunded accrued post-retirement benefit expense               $ 4,300    $ 3,706    $ 3,304
                                                               =======    =======    =======

      The following table sets forth the discount rate used to determine benefit obligations:

                                                                 December 31,
                                                              -----------------
                                                                2003      2002
                                                              -------   -------

Discount rate                                                    6.00%     6.50%

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Net periodic post-retirement benefit expense included the following components:

                                                                     Years Ended December 31,
                                                                  -----------------------------
                                                                    2003       2002       2001
                                                                  -------    -------    -------
                                                                          (In thousands)

Service cost - benefits attributed to service during the year     $   262    $   209    $   222
Interest cost on accumulated post-retirement benefit obligation       250        250        268
Amortization of transition obligation over 20 years                   110        110        110
Amortization of gain                                                 (421)      (306)      (516)
Asset gain deferred                                                   393        277        508
                                                                  -------    -------    -------

Net periodic post-retirement benefit cost                         $   594    $   540    $   592
                                                                  =======    =======    =======

      The following table sets forth the discount rate used to determine net periodic benefit cost:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    2003       2002       2001
                                                  -------    -------    -------

Discount rate                                        6.50%      7.00%      7.50%

      The following table sets forth the assumed health care cost trend rates:

                                                                 December 31,
                                                              -----------------
                                                                2003      2002
                                                              -------   -------

Health care cost trend rate assumed for next year              11.00%      9.00%
Rate to which the cost trend is assumed to decline
    (the ultimate trend rate)                                   5.00%      5.00%
Year that the rate reaches the ultimate trend rate              2013       2010

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table sets forth the effect on the amounts reported for the health care plan with a one-percentage-point change in assumed health care cost trends:

                                                       December 31, 2003
                                                 -------------------------------
                                                 One Percentage   One Percentage
                                                 Point Increase   Point Decrease
                                                 --------------   --------------
                                                         (In thousands)
Effect on total service and interest cost           $    21       $    (121)
Effect on post-retirement benefit obligation            130            (783)

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

Stock Option Plans

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

                                                          Years Ended December 31,
                                  -----------------------------------------------------------------------
                                           2003                     2002                     2001
                                  ---------------------    ---------------------    ---------------------
                                               Weighted                 Weighted                 Weighted
                                                Average                  Average                  Average
                                               Exercise                 Exercise                 Exercise
                                   Shares        Price      Shares        Price      Shares        Price
                                  --------     --------    --------     --------    --------     --------

Outstanding, beginning of year     360,125     $  22.40     300,625     $  20.95     159,500     $  17.22
Granted                             32,000        22.82      83,000        26.27     157,000        24.24
Exercised                          (16,500)       18.00     (17,875)       16.93     (12,375)       14.60
Forfeited                          (11,250)       22.82      (5,625)       19.16      (3,500)       20.94
                                  --------                 --------                 --------

Outstanding, end of year           364,375     $  22.64     360,125     $  22.40     300,625     $  20.95
                                  ========                 ========                 ========

Exercisable, end of year           183,125     $  21.10     122,000     $  19.65      69,625     $  17.23
                                  ========                 ========                 ========

      The following table summarizes information about stock options outstanding at December 31, 2003:

                                       Remaining
                                       Years in
            Exercise      Number      Contractual       Number
             Price      Outstanding      Life        Exercisable
            --------    -----------   -----------    -----------

             $13.38        10,000         3.35          10,000
             $20.75        16,000         4.12          16,000
             $19.25         3,000         4.87           3,000
             $17.38         7,750         5.04           7,750
             $16.38         6,000         5.84           6,000
             $15.06        13,500         5.92          13,500
             $18.00        48,375         6.93          34,250
             $22.44        34,000         7.68          16,500
             $24.80       110,750         7.93          55,375
             $26.21        32,000         8.32           8,000
             $26.30        51,000         8.95          12,750
             $22.82        32,000         9.31              --
                         --------                     --------

                          364,375                      183,125
                         ========                     ========

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

                                                Years Ended December 31,
                                         ---------------------------------------
                                          2003            2002            2001
                                         ------          ------          ------
                                        (In thousands, except per share amounts)
Weighted average volatility               28.01%          28.80%          28.82%
Weighted average dividend                  3.16%           3.08%           3.11%
Weighted average risk-free rate            2.92%           3.60%           4.48%
Weighted average fair value per share
    of options granted during the year   $ 4.70          $ 5.90          $ 5.77

Stock Appreciation Rights

      The Company has also entered into stock appreciation rights agreements with selected employees who are paid the amount by which a certain number of shares exceeds its value at the time the agreement was entered into. Stock appreciation rights mature ten years after their issuance and are not ordinarily exercisable prior to maturity. Compensation expense applicable to stock appreciation rights is not material. No stock appreciation rights were exercisable at December 31, 2003. The table below shows the amount of stock appreciation rights which were outstanding at the beginning and end of each year, and how many were exercised, granted, forfeited, or expired.

                                                        Years Ended December 31,
                                   -------------------------------------------------------------------
                                           2003                   2002                    2001
                                   --------------------   --------------------    --------------------
                                               Weighted               Weighted                Weighted
                                               Average                Average                 Average
                                               Price at               Price at                Price at
                                    Shares     Issuance    Shares     Issuance     Shares     Issuance
                                   --------    --------   --------    --------    --------    --------

Outstanding, beginning of year       19,600     $20.11      20,900     $20.03       14,700     $17.82
Granted                                  --         --          --         --        6,900      24.52
Forfeited                                --         --      (1,300)    $18.82         (700)     18.13
Exercised                              (200)    $17.81          --         --           --         --
                                   --------               --------                --------

Outstanding, end of year             19,400     $20.13      19,600     $20.11       20,900     $20.03
                                   ========               ========                ========

      The following table summarizes information about stock appreciation rights outstanding at December 31, 2003:

                                               Remaining
                                               Years in
                  Price at       Number       Contractual
                  Issuance     Outstanding       Life
                  --------     -----------    -----------
                   $19.25          2,900         4.86
                   $16.38          3,700         5.84
                   $18.00          6,100         6.93
                   $24.52          6,700         7.97
                                --------

                                  19,400
                                ========

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(7)   DEPOSITS AND BORROWED FUNDS

      The following summarizes deposits and borrowed funds outstanding:

                                                               December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                             (In thousands)
Deposits:
    Demand                                               $  251,313   $  229,033
    NOW                                                     184,841      171,084
    Money market                                            302,962      294,295
    Other savings                                            97,136       88,503
    Certificates of deposit greater than $100,000            56,459       37,344
    Certificates of deposit $100,000 or less                112,390      121,961
                                                         ----------   ----------

        Total deposits                                   $1,005,101   $  942,220
                                                         ==========   ==========

      Maturities of time certificates of deposit as of December 31, 2003 are $92,558,000 in 2004, $31,370,000 in 2005, $6,957,000 in 2006, $37,239,000 in
2007, and $725,000 in 2008.

      The total amount of deposits from related parties at December 31, 2003 and 2002 was $21,202,000 and $19,365,000, respectively.

                                                               December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                             (In thousands)
Borrowed funds:
    Federal Home Loan Bank (long- and short-term)        $  179,927   $  371,450
    Other short-term borrowings                              23,088       21,391
    Subordinated debt                                         5,000        5,000
                                                         ----------   ----------

        Total borrowed funds                             $  208,015   $  397,841
                                                         ==========   ==========

      The contractual maturities of borrowings from the Federal Home Loan Bank of Boston ("FHLBB") as of December 31, 2003, are $46,445,000 in 2004, $16,522,000 in 2005, $44,982,000 in 2006, $27,122,000 in 2007, $30,350,000 in
2008, and $14,506,000 in years thereafter. These borrowings bear fixed interest rates between 1.27% and 7.35% with a weighted average interest rate of 4.44%. The Company also has an IDEAL Way Line of Credit with the FHLBB. The unused balance at December 31, 2003 and 2002 was $5,000,000. These borrowings are collateralized by the Company's residential mortgage loans and securities. In addition, the Company established lines of credit of $7,000,000 and $2,500,000 for the purchase of federal funds from SunTrust Bank and Fleetbank, respectively. The Company may also borrow from the Federal Reserve Bank if necessary.

      Other short-term borrowings at December 31, 2003 and 2002 consisted of a demand note payable to the U.S. Treasury of $1,944,000 and $3,652,000, respectively, and securities sold subject to agreements to repurchase of $21,144,000 and $17,739,000, respectively, which mature overnight. The weighted average interest rate on these borrowings was .55% and .62% as of December 31, 2003 and 2002, respectively. These borrowings are collateralized by the pledge of securities. (See Note 2.)

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(8)   STOCKHOLDERS' EQUITY

      The Company (on a consolidated basis) and the Bank are required to meet certain regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. As of December 31, 2003 and 2002, management believes the Company and the Bank met all regulatory capital requirements and the Bank satisfied the requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act. Management believes that there have been no subsequent events or conditions that have affected the well-capitalized category of the Company or the Bank.

      For risk-based capital requirement purposes, some loan commitments, lines of credit and financial guarantees are subject to capital requirements in addition to assets shown on the balance sheet. The risk-based capital regulations assign one of four weights to assets -- 0%, 20%, 50% or 100%. Full capital must be maintained to support assets with 100% risk weight, with proportionally lower capital required for assets assigned a lower weight. For the periods presented, most of the investment securities are assigned a 20% risk weight, and residential mortgages are assigned a 50% risk weight. Most other assets are assigned to the 100% risk category. At December 31, 2003 and 2002, the net risk-weighted assets of the Company were $961,575,000 and $997,685,000, while the net risk-weighted assets of the Bank were $961,550,000 and $997,348,000.

      For purposes of total capital, stockholders' equity and all or a portion of the allowance for loan losses can be used to meet capital requirements. The allowance for loan losses used to meet risk-based capital requirements cannot be more than 1.25% of total risk-weighted assets. At December 31, 2003 and 2002, respectively, $12,028,000 and $12,384,000 of the allowance for loan losses could be used toward risk-based capital requirements.

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      The Company's and the Bank's actual and required capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table. Prompt corrective action provisions are not applicable to bank holding companies.

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                          Minimum            Capitalized Under
                                                                          Capital            Prompt Corrective
                                                  Actual                Requirement          Action Provisions
                                           --------------------    ---------------------   ---------------------
                                             Amount      Ratio       Amount       Ratio      Amount       Ratio
                                           ---------    -------    ---------     -------   ---------     -------
                                                                   (Dollars in thousands)
December 31, 2003:

Total capital to risk weighted assets:
    Consolidated                           $ 127,040      13.2%    $  76,926       8.0%          N/A       N/A
    Bank                                     126,035      13.1        76,924       8.0     $  96,155      10.0%

Tier 1 capital to risk weighted assets:
    Consolidated                             115,012      12.0        38,463       4.0           N/A       N/A
    Bank                                     114,007      11.9        38,462       4.0        57,693       6.0

Tier 1 capital to average assets:
    Consolidated                             115,012       8.7        52,943       4.0           N/A       N/A
    Bank                                     114,007       8.6        52,942       4.0        66,177       5.0

December 31, 2002:

Total capital to risk weighted assets:
    Consolidated                           $ 130,205      13.1%    $  79,815       8.0%          N/A       N/A
    Bank                                     129,478      13.0        79,788       8.0     $  99,735      10.0%

Tier 1 capital to risk weighted assets:
    Consolidated                             117,821      11.8        39,907       4.0           N/A       N/A
    Bank                                     117,094      11.7        39,894       4.0        59,841       6.0

Tier 1 capital to average assets:
    Consolidated                             117,821       7.7        61,418       4.0           N/A       N/A
    Bank                                     117,094       7.6        61,411       4.0        76,764       5.0

      During the quarter ended March 31, 2003, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's stock in the open market. Consistent with that authorization, the Company repurchased 187,100 shares during 2003, at an average cost of $23.03 per share.

(9)   CORE DEPOSIT INTANGIBLE

      The core deposit intangible arising from the acquisition of two branch banking offices in 2000, amounting to $8,572,000, is being amortized over 7 years on a straight-line basis.

      The accumulated amortization of the core deposit intangible is $4,287,000, $3,062,000 and $1,837,000 at December 31, 2003, 2002 and 2001, respectively. The related amortization expense amounted to $1,225,000 for each of the years ended December 31, 2003, 2002 and 2001. Estimated amortization expense for years 2004 through 2006 is $1,225,000 per year and $611,000 for 2007.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(10)  Income Taxes

      The provision for income taxes consisted of the following:

                                                 Years Ended December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                       (In thousands)
Current federal provision                  $  3,711      $  7,713      $ 10,351
Current state provision                       4,851           139           641
                                           --------      --------      --------
        Total current                         8,562         7,852        10,992
                                           --------      --------      --------

Deferred federal benefit                       (467)         (127)         (294)
Deferred state benefit                         (156)          (42)          (76)
                                           --------      --------      --------
        Total deferred                         (623)         (169)         (370)
                                           --------      --------      --------

        Total provision                    $  7,939      $  7,683      $ 10,622
                                           ========      ========      ========

      The following reconciles the provision for income taxes with the statutory federal income tax amounts at a rate of 35%:

                                                  Years Ended December 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
                                                       (In thousands)
Tax at statutory rate                        $  5,011     $  7,743     $ 10,530
Reduction due to tax-exempt income               (153)        (165)        (315)
State taxes, net of federal tax benefit         3,051           63          367
Other, net                                         30           42           40
                                             --------     --------     --------

        Total provision                      $  7,939     $  7,683     $ 10,622
                                             ========     ========     ========

      The deferred income tax benefit results from the recognition of income or expense items in different periods for income tax purposes than for financial reporting purposes. Accordingly, the net deferred tax asset consisted of the following:

                                                               December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                              (In thousands)
Future bad debt deductions                                 $  5,317    $  5,180
Unfunded accrued benefits                                     1,996       1,761
Write-down of securities                                        997         418
Unrealized loss on securities available for sale                618         759
Other                                                           121         120
                                                           --------    --------
    Gross deferred tax assets                                 9,049       8,238
                                                           --------    --------

Gain on sale of credit card merchant portfolio                  743         703
Mortgage servicing rights                                     1,162         873
Other                                                         1,090       1,090
                                                           --------    --------
    Gross deferred tax liabilities                            2,995       2,666
                                                           --------    --------

    Net deferred tax asset                                 $  6,054    $  5,572
                                                           ========    ========

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      REIT tax assessment --On June 23, 2003, the Bank reached a settlement agreement with the Massachusetts Department of Revenue ("DOR") with respect to a tax assessment resulting from the DOR's disallowance of the Bank's deduction for state tax purposes of certain dividend distributions received by the Bank from its real estate investment trust ("REIT"). The Bank recorded net charges during the year of $2,317,000 representing settlement with the DOR, net of federal tax benefits.

(11)  OTHER COMMITMENTS AND CONTINGENCIES

      Loan commitments -- In the normal course of business, various commitments are entered into by the Company, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any material losses as a result of these transactions. The Company had the following commitments outstanding:

                                                                December 31,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------
                                                               (In thousands)

Standby letters of credit                                   $    962    $  1,250
Commitments to extend credit at fixed rates                    8,354      22,800
Other commitments to extend credit                           216,592     214,250
                                                            --------    --------

           Total commitments                                $225,908    $238,300
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

      The Company uses various derivative instruments for mortgage banking activities. These transactions involve both credit and market risk. Forward commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. At December 31, 2003, such commitments amounted to $4,438,000. Rate lock agreements with individual borrowers require the Company to originate a loan at a specific interest rate upon completion of various underwriting requirements. At December 31, 2003 and 2002, the Bank had $2,375,000 and $11,636,000, respectively, in outstanding rate lock agreements on mortgage loans that are intended to be sold. The fair value adjustsments for these derivative instruments is not material.

      Executive termination agreements -- The Bank has entered into special termination agreements with the President and certain senior executives. The agreements generally provide for certain monthly severance payments within a two-year period following a "change in control", as defined in the agreements.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(12)  DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107 requires the disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The estimated fair values of the Company's financial instruments were as follows:

                                                        December 31,
                                      -------------------------------------------------
                                               2003                      2002
                                      -----------------------   -----------------------
                                       Carrying      Fair        Carrying      Fair
                                        Amount       Value        Amount       Value
                                      ----------   ----------   ----------   ----------
                                                        (In thousands)
Financial assets:
  Cash and cash equivalents           $   63,724   $   63,724   $   60,798   $   60,798
  Securities                             438,497      438,400      535,575      535,575
  Net loans and loans held for sale      788,204      800,856      826,350      842,125
  Accrued interest receivable              4,479        4,479        5,982        5,982

Financial liabilities:
  Deposits                             1,005,101    1,010,842      942,220      948,325
  Federal Home Loan Bank borrowings      179,927      187,537      371,450      383,409
  Other short-term borrowings             23,088       23,088       21,391       21,391
  Subordinated debt                        5,000        5,008        5,000        5,004
  Accrued interest payable                 1,086        1,086        1,501        1,501

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(13)  EARNINGS PER SHARE

      The following reconciles the calculation of basic and diluted earnings per share:

                                                            Average
                                                   Net       Shares    Per Share
                                                 Income   Outstanding   Amount
                                                --------  -----------  ---------
                                                  (In thousands)

Year Ended December 31, 2003:
Basic earnings per share                        $  6,377       8,463   $   0.75
Effect of dilutive stock options                      --          25         --
                                                --------   ---------   --------

Diluted earnings per share                      $  6,377       8,488   $   0.75
                                                ========   =========   ========

Year Ended December 31, 2002:
Basic earnings per share                        $ 14,440       8,613   $   1.68
Effect of dilutive stock options                      --          36      (0.01)
                                                --------   ---------   --------

Diluted earnings per share                      $ 14,440       8,649   $   1.67
                                                ========   =========   ========

Year Ended December 31, 2001:
Basic earnings per share                        $ 19,464       8,613   $   2.26
Effect of dilutive stock options                      --          34      (0.01)
                                                --------   ---------   --------

Diluted earnings per share                      $ 19,464       8,647   $   2.25
                                                ========   =========   ========

      For the years ended December 31, 2003 and 2002, options applicable to 83,000 and 24,000 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share calculation.

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(14)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below shows supplemental financial data for each quarter in the years ended December 31.

                                                    Year Ended December 31, 2003
                                         --------------------------------------------------
                                           First        Second         Third       Fourth
                                          Quarter       Quarter       Quarter      Quarter
                                         ---------     ---------     ---------    ---------
                                              (In thousands, except per share amounts)

Interest income                          $  16,052     $  15,012     $  13,951    $  14,197
Interest expense                             5,237         4,427         4,055        4,079
                                         ---------     ---------     ---------    ---------
Net interest income                         10,815        10,585         9,896       10,118
Losses on securities, net                       --        (1,692)           --           --
Other non-interest income                    6,685         5,833         5,793        4,862
Non-interest expense                        12,203        11,256        11,865       13,207
Minority interest                               18            29            35          (34)
                                         ---------     ---------     ---------    ---------
Income before income taxes                   5,279         3,441         3,789        1,807
Provision (benefit) for income taxes         6,760          (967)        1,514          632
                                         ---------     ---------     ---------    ---------

Net income (loss)                        $  (1,481)    $   4,408     $   2,275    $   1,175
                                         =========     =========     =========    =========

Average shares outstanding - basic           8,563         8,451         8,420        8,420
Average shares outstanding - diluted         8,584         8,469         8,449        8,463
Net income (loss) per share - basic      $   (0.17)    $    0.52     $    0.27    $    0.14
Net income (loss) per share - diluted    $   (0.17)    $    0.52     $    0.27    $    0.14
Cash dividends declared per share        $    0.19     $    0.19     $    0.19    $    0.19

                                                    Year Ended December 31, 2002
                                         --------------------------------------------------
                                           First        Second         Third       Fourth
                                          Quarter       Quarter       Quarter      Quarter
                                         ---------     ---------     ---------    ---------
                                              (In thousands, except per share amounts)

Interest income                          $  19,197     $  19,717     $  19,623    $  18,700
Interest expense                             7,186         6,629         6,884        8,419
                                         ---------     ---------     ---------    ---------
Net interest income                         12,011        13,088        12,739       10,281
Gains (losses) on securities, net            1,679           962           538       (1,104)
Other non-interest income                    5,029         5,817         5,291        4,737
Non-interest expense                        11,174        12,725        12,612       12,349
Minority interest                               (4)          148            17          (76)
                                         ---------     ---------     ---------    ---------
Income before income taxes                   7,549         6,994         5,939        1,641
Provision for income taxes                   2,502         2,459         2,034          688
                                         ---------     ---------     ---------    ---------

Net income                               $   5,047     $   4,535     $   3,905    $     953
                                         =========     =========     =========    =========

Average shares outstanding - basic           8,622         8,630         8,611        8,590
Average shares outstanding - diluted         8,657         8,671         8,645        8,623
Net income per share - basic             $    0.59     $    0.52     $    0.45    $    0.11
Net income per share - diluted           $    0.58     $    0.52     $    0.45    $    0.11
Cash dividends declared per share        $    0.19     $    0.19     $    0.19    $    0.19

      The fluctuations in the provision (benefit) for income taxes in the first and second quarters of 2003 are related to the accrual of the entire DOR assessment related to the REIT (see Note 10) in the first quarter and reversal of 50% of this accrual in the second quarter upon settlement with the DOR.

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

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

(15)  PARENT COMPANY FINANCIAL INFORMATION

      Condensed financial information for CCBT Financial Companies, Inc. is as follows:

                                  BALANCE SHEET

                                                                December 31,
                                                           ---------------------
                                                              2003        2002
                                                           ---------   ---------
                                                               (In thousands)
ASSETS
Cash in subsidiary                                         $     526   $     437
Securities                                                        25          25
Investments in subsidiaries                                  118,488     122,732
Other assets                                                     634         455
                                                           ---------   ---------

        Total assets                                       $ 119,673   $ 123,649
                                                           =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debt                                          $   5,155   $   5,155
Other liabilities                                                 41          47
                                                           ---------   ---------
        Total liabilities                                      5,196       5,202

Stockholders' equity                                         114,477     118,447
                                                           ---------   ---------

        Total liabilities and stockholders' equity         $ 119,673   $ 123,649
                                                           =========   =========

                              STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                        (In thousands)
Interest income                                $     --    $      3    $     83
Interest expense                                    254         285         148
                                               --------    --------    --------
Net interest expense                               (254)       (282)        (65)
Gain on sale of securities                           --          --         298
Non-interest expense                               (166)       (132)       (196)
                                               --------    --------    --------

Income (loss) before taxes, dividends and
    undistributed income from subsidiaries         (420)       (414)         37
Provision (benefit) for income taxes               (143)       (141)         13
Dividends from subsidiaries                      11,008       6,416       2,100
Undistributed income (loss) from subsidiaries    (4,354)      8,297      17,340
                                               --------    --------    --------

              Net income                       $  6,377    $ 14,440    $ 19,464
                                               ========    ========    ========

                         CCBT FINANCIAL COMPANIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Concluded)

                            STATEMENTS OF CASH FLOWS

                                                            Years Ended December 31,
                                                        --------------------------------
                                                          2003        2002        2001
                                                        --------    --------    --------
                                                                 (In thousands)
Cash flows from operating activities:
   Net income                                           $  6,377    $ 14,440    $ 19,464
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Gain on sale of securities                            --          --        (298)
        Undistributed (income) loss from subsidiaries      4,354      (8,297)    (17,340)
        Other, net                                          (184)       (165)        (82)
                                                        --------    --------    --------
          Net cash provided by operating activities       10,547       5,978       1,744
                                                        --------    --------    --------

Cash flows from investing activities:
   Purchase of securities                                     --          --         (15)
   Sales, maturities and repayments of securities             --          --       2,765
   Investment in subsidiaries                                 --          --      (1,966)
                                                        --------    --------    --------
          Net cash provided by investing activities           --          --         784
                                                        --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of subordinated debt                --          --       5,155
   Proceeds from issuance of common stock                    297         303         181
   Purchase of treasury stock                             (4,308)     (1,217)         --
   Cash dividends paid on common stock                    (6,447)     (6,555)     (6,204)
                                                        --------    --------    --------
          Net cash used by financing activities          (10,458)     (7,469)       (868)
                                                        --------    --------    --------

Net change in cash and cash equivalents                       89      (1,491)      1,660
Cash and cash equivalents at beginning of year               437       1,928         268
                                                        --------    --------    --------

Cash and cash equivalents at end of year                $    526    $    437    $  1,928
                                                        ========    ========    ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial disclosure.

      [None.]

Item 9A. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15 as of December 31, 2003, determined the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                                    OFFICERS

      All officers of the Company and Bank were elected to their positions on April 24, 2003 to serve until their successors are duly elected.

                                                                                   Date Appointed
                      Age at                    Title and Area of                    to Present         Date of
     Officer         12/31/03                    Responsibility                       Position        Employment
--------------------------------------------------------------------------------------------------------------------
Stephen B. Lawson       62      President, Chief Executive Officer and Director       10/08/98         12/06/65

Robert T. Boon          49      Executive Vice President                              01/04/01         04/01/85

John S. Burnett         57      Clerk                                                 10/08/98         09/07/71

Nancy S. Hardaway       51      Executive Vice President                              10/20/02         06/30/00

Robert R. Prall         60      Executive Vice President                              01/04/01         06/01/93

Larry K. Squire         56      Executive Vice President                              01/04/01         05/17/71

Phillip W. Wong         53      Executive Vice President/Chief Financial Officer      11/04/02         11/04/02

                        Business Experience During the Past Five Years
                        ----------------------------------------------

Stephen B. Lawson       President, Chief Executive Officer, 7/01/92 (Bank)
                        President, CEO and Director, 10/08/98 (the Company)

Robert T. Boon          Chief Trust Officer 10/13/95 (Bank)
                        Chief Investment Officer, 06/29/98 (Bank)
                        Executive Vice President, 01/04/01 (Bank)

John S. Burnett         Vice President, 12/11/80 (Bank)
                        Clerk, 10/08/98 (the Company)

Nancy S. Hardaway       Senior Vice President, 6/30/00 (Bank)
                        Executive Vice President, Marketing, 10/20/02 (Bank)
                        Director of Marketing & Sales, 3/01/99 (the Pinehills)

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

                                    DIRECTORS

The following table sets forth, as of December 31, 2003, information supplied by each person who is currently a Director of the Company with respect to such person's age, principal occupation for the past five years and the year in which the person began serving as a Director of the Company (or the Bank, prior to the reorganization into the holding company structure).

                    DIRECTORS WHOSE TERMS WILL EXPIRE IN 2004

NAME                AGE   DIRECTOR SINCE   PRINCIPAL OCCUPATION
----                ---   --------------   --------------------

John F. Aylmer      70         1982        Maritime consultant; attorney at law;
                                           Executive Director, Build America
                                           Committee (advocacy for U. S.
                                           shipbuilding); former state senator;
                                           former president, Massachusetts
                                           Maritime Academy.

John Otis Drew      54         1982        Chairman, Board of Directors of the
                                           Bank since 1994 and of the Company
                                           since 1998; Principal/President, John
                                           A. Drew, Realtor (Hyannis, MA); Vice
                                           President, A. D. Makepeace Co.;
                                           President, Parker Mills, Inc., Real
                                           Estate Holding Company; President,
                                           Sassamon Holdings, Inc.; President,
                                           Wankinco River, Inc.; President,
                                           Tihonet Land & Development Company,
                                           Inc.

                    DIRECTORS WHOSE TERMS WILL EXPIRE IN 2005

NAME                AGE   DIRECTOR SINCE   PRINCIPAL OCCUPATION
----                ---   --------------   --------------------

George D. Denmark   69         1974        Retired; former President, Denmark,
                                           Inc., New Bedford, MA (Medical
                                           equipment firm).

Daniel A. Wolf      46         2001        President and Director, Hyannis Air
                                           Service, Inc., d/b/a Cape
                                           Air/Nantucket Airlines; President and
                                           Director, Hyannis Air Leasing, Inc.;
                                           Director of the Bank since 1999.

                    DIRECTORS WHOSE TERMS WILL EXPIRE IN 2006

NAME                AGE   DIRECTOR SINCE   PRINCIPAL OCCUPATION
----                ---   --------------   --------------------

William R. Enlow    56         2000        Partner, law firm of Sorling,
                                           Northrup, Hanna, Cullen and Cochran,
                                           Ltd. (1988 - Present); Former
                                           Director Firstbank Illinois Corp,
                                           Marine Corporation (multi-bank
                                           holding companies); Director,
                                           Memorial Health System and Memorial
                                           Medical Center (Springfield,
                                           Illinois); Board Member Springfield
                                           School District 186.

Stephen B. Lawson   62         1992        President, Chief Executive Officer of
                                           the Bank since 1992. President, Chief
                                           Executive Officer of the Company
                                           since 1998.

Audit Committee Financial Expert

The Company does not have a financial expert serving on the audit committee of the Board of Directors. Although the Company has been searching for a director candidate who would qualify as a financial expert, the Company has suspended this search due to the impending merger with Banknorth.

Code of Ethics

The Company has adopted a code of ethics applicable to its CEO and its principal accounting and financial officer and is available, free of charge, by contacting the Company's Human Resource department at 508-394-1300.

Section 16a Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and Regulations of the Securities and Exchange Commission (the "SEC"), the Company's executive officers and directors must file reports of ownership and changes in ownership with the SEC and the Nasdaq Stock Market, Inc. and furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, no executive officer or director of the Company failed to timely file any such reports.

Item 11. Executive Compensation.

Executive officers of the Company currently receive no compensation in their capacities as executive officers of the Company but are compensated as employees of the Bank.

I.    Summary Compensation Table

The following table sets forth information concerning the compensation for services rendered in all capacities during the three fiscal years through 2003 earned by the President and Chief Executive Officer, and the four other most highly compensated executive officers of the Bank whose total compensation exceeded $100,000. Mr. Lawson is also President and Chief Executive Officer of the Company.

                                                                                     Long Term
                                                                                    Compensation
                                                    Annual Compensation                Awards
                                          ---------------------------------------   ------------
                                                                        Other        Securities
                                                                       Compen-       Underlying
Name and Principal Position       Year    Salary ($)    Bonus ($)   sation ($) (1)   Options (#)
---------------------------       ----    ----------    ---------   -------------   ------------
Stephen B. Lawson                 2003     $353,600      $17,680       $22,730             -0-
President/                        2002      353,600       35,360        22,775         10,000
Chief Executive Officer           2001      340,000       64,600        19,181         12,500

Robert T. Boon                    2003      154,704       12,648        22,661             -0-
Executive Vice President          2002      147,000       33,160        22,775          5,000
Personal Financial Services       2001      140,010       49,004        19,181         11,000

Nancy S. Hardaway (2)             2003      139,100        7,890        17,306             -0-
Executive Vice President          2002      111,955       27,345        17,171          5,000
Marketing

Robert R. Prall                   2003      148,066       14,953        19,184             -0-
Executive Vice President          2002      146,600       23,110        22,776          5,000
Business Financial Services       2001      141,539       49,349        19,181          8,000

Phillip W. Wong (3)               2003      185,000       44,240            -0-            -0-
Executive Vice President and      2002       28,522       28,875            -0-         5,000
Cashier
Chief Financial Officer

            (1) The Bank maintains a Profit Sharing Retirement Plan covering substantially all employees following two years of service. Each year, the Bank contributes an amount equal to 8% of each participant's base compensation plus an amount equal to 4.3% of base compensation over one-half the social security wage base.

            (2)   Ms. Hardaway was appointed to this position October 24, 2002.

            (3) Mr. Wong was appointed to this position November 4, 2002. His bonus for 2003 includes $25,740 representing 1,000 shares of Company common stock received November 14, 2003, at a market price of $25.74. His bonus for 2002 includes $25,875 representing 1,000 shares of Company common stock received November 7, 2002, at market price of $25.875.

      Executive Officers also receive group insurance benefits available generally to all employees and other personal benefits not in excess of 10% of cash compensation.

II.   Stock Options Granted in Fiscal 2003

      No stock options were granted during 2003 to Executive Officers.

III.  Option Exercises and Year-End Value Table

      The following table sets forth information concerning the number of options exercised during 2003 by each executive officer of the Company and/or the Bank listed below, the number of exercisable options and unexercisable options they held at December 31, 2003, and the value of unexercised in-the-money options they held as of such date.

      On December 8, 2003, the Company entered into an Agreement and Plan of Merger ("Agreement") with Banknorth Group, Inc., subject to regulatory approval and approval by the Company's shareholders at a Special Meeting. If the Agreement is approved and the Merger consummated, all of the unexercisable options in the table below will become exercisable as of the effective date of the Merger.

                                                        Number of Shares Underlying     Value of Unexercised In
                            Shares                       Unexercised Stock Options    the Money Stock Options as
                         Acquired on        Value             as of year-end               of year-end(1)
Name                     Exercise (#)    Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------

Stephen B. Lawson              -0-             -0-             34,375/15,625              $547,219/$160,094
Robert T. Boon              3,250          21,671(2)           11,250/10,500              $139,928/$109,450
Nancy S. Hardaway              -0-             -0-               7,000/8,000                $84,475/$80,675
Robert R. Prall                -0-             -0-              21,250/8,750               $340,175/$89,988
Larry K. Squire                -0-             -0-              16,625/6,875               $248,469/$73,769
Phillip W. Wong                -0-             -0-               1,250/3,750                $10,813/$32,438

      (1)   Based on closing price of $34.95 per share on December 31, 2003.

      (2) Cashless exercise of 2,500 options at strike price of $18.00 and 750 options at strike price of $15.0625, and market prices of $23.981 (1,500 shares) and $23.998 (1,750 shares) per share, February 4, 2003.

Change of Control Agreements

      In connection with the formation of the holding company structure, the Bank and the Company entered into amended and restated Change in Control Agreements with Messrs. Lawson and Squire (each, a "Key Executive"), effective February 11, 1999, to include the Company as a party to such agreements and to amend the definition of change in control to conform to the definitions included in the Federal Securities Laws. On June 15, 2000, and April 1, 2001, November 22, 2002, and May 22, 2003, the bank entered into similar agreements with Robert
R. Prall, Robert T. Boon, Phillip W. Wong, and Nancy S. Hardaway (also "Key Executives"), respectively.

      Under the terms of the amended and restated Change in Control Agreements, each Key Executive is entitled to receive his base salary (offset by any compensation from a new employer) for a certain period of time if, after a change of control of the Company or the Bank has occurred, the Key Executive's employment is terminated other than for cause (as defined in the Change in Control Agreement), or the Key Executive terminates his employment following:
(i) his demotion; (ii) a reduction in base salary; (iii) exclusion from any incentive program for which the Key Executive was previously eligible or in which other executives with comparable duties participate; or (iv) a change in location of the Key Executive's principal place of employment by more than 50 miles. In general, a Change in Control under the agreements occurs (i) upon a Change in Control of either the Company or the Bank as defined under the Securities Exchange Act of 1934 or (ii) under the Change in Bank Control Act;
(iii) if any person becomes the direct or indirect beneficial owner of 50% or more of any class of securities of the Company; (iv) individuals who constitute the Board of Directors of the Company on February 11, 1999, (June 15, 2000, in Mr. Prall's agreement; April 1, 2001, in Mr. Boon's agreement; November 22, 2002, in Mr. Wong's agreement; May 23, 2003, in Ms. Hardaway's agreement) cease to constitute the majority thereof (with certain exceptions); (v) a merger or the sale of substantially all the assets of the Company, in which the Company is not the resulting entity; or (vi) a proxy contest by a stockholder to force a transaction in which the stock of the Company is exchanged for or converted into cash, property or securities not issued by the Company. The benefits under the Change in Control Agreements continue for a period of 24 months for Ms. Hardaway and Messrs. Boon, Prall, Squire, and Wong, and 36 months for Mr. Lawson. The benefits under these agreements only become payable following termination after a Change in Control (as defined in the agreements); the Change in Control Agreements do not serve as employment agreements.

Board of Directors Compensation

      The Board of Directors of the Company held 13 meetings during fiscal year 2003, in addition to meetings conducted as the Company's Audit Committee. The Board of Directors of the Bank held 13 meetings during fiscal year 2003. Compensation for Directors of the Company is $10,000 per quarter, with Mr. Drew, as Chairman, receiving an additional $2,500 per quarter. Directors of the Bank who are not Directors of the Company receive $7,000 per quarter. Neither the Company nor the Bank pays a separate fee to its Directors for service on Committees. All of the Directors of the Company attended at least 75% of the aggregate of scheduled meetings of the Company's Board of Directors, meetings of the Bank's Board of Directors, and the meetings of the committees of which they are members.

      At their 2001 Annual Meeting, shareholders approved the 2001 Directors' Option Plan. Under the plan, 220,000 shares of the common stock of the Company are available for options grants. On April 26, 2001, options to purchase 5,000 shares of common stock of the Company were awarded to each continuing or newly-elected director of the Company who was not employed by the Company or by the Bank (Messrs. Aylmer, Denmark, Drew, Enlow, and Wolf), and options to purchase 2,500 shares of common stock of the Company were awarded to each continuing or newly elected director of the Bank who was not also a director of the Company.

      On the date of each Annual Meeting beginning in 2002, options to purchase 4,000 and options to purchase 2,000 shares of the common stock of the Company were and will be automatically awarded to each continuing or newly elected non-employee director of the Company and the Bank, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                 OWNERSHIP BY MANAGEMENT AND OTHER STOCKHOLDERS

The following table sets forth certain information with respect to the number of shares of the Company's common stock beneficially owned as of February 20, 2004, by beneficial owners of more than 5% of the common stock, and by the Directors and the Executive Officers of the Company.

Principal Shareholders                   Amount and Nature of Beneficial Ownership

                                                  Number of Shares Owned
                                         ------------------------------------------
                                                                                       Percent of
                                          Sole voting      Shared                         CCBT
                                              and        voting and                      Common
                                          investment     investment                      Stock
Beneficial Owner                           power (1)      power (2)        Total       Outstanding
----------------                         ------------   ------------    -----------    -----------

Beneficial owner of more than 5%:

  Trustees of the
  Abel D. Makepeace Trust
  Box 151
  Wareham, MA 02571

    Zelinda M. Douhan                         6,800       548,720(3)     555,520(3)       6.51%
    Christopher Makepeace                    47,900       727,220(3)     775,120(3)       9.09%
    Thomas Otis, Jr. (4)                    207,884       548,720(3)     756,604(3)       8.87%

Directors and Executive Officers:
  John F. Aylmer                              8,382           900          9,282          0.11%
  Robert T. Boon                             11,450           738         12,188          0.14%
  George D. Denmark                          17,457             0         17,457          0.20%
  John Otis Drew (5)                          7,500         3,499         10,999          0.13%
  William R. Enlow                            5,643           200          5,843          0.07%
  Nancy S. Hardaway                           7,000             0          7,000          0.08%
  Stephen B. Lawson                          38,375        18,461         56,836          0.67%
  Robert R. Prall                            24,290           160         24,450          0.29%
  Larry K. Squire                            18,476           891         19,367          0.23%
  Daniel A. Wolf                              4,912             0          4,912          0.06%
  Phillip W. Wong                             5,250             0          5,250          0.06%
All directors and executive officers        148,735        24,849        173,584          2.03%
  as a group (11 persons)


----------
(1) Includes shares of CCBT common stock subject to stock options exercisable as of February 20, 2004, or which will become exercisable within 60 days after that date, as follows: Mr. Aylmer, 3,500 shares; Mr. Boon, 11,250 shares; Mr. Denmark, 2,500 shares; Mr. Drew, 3,500 shares; Mr. Enlow 3,500 shares; Ms. Hardaway, 7,000 shares; Mr. Lawson, 34,375 shares; Mr. Prall, 21,250; Mr. Squire, 16,625 shares; Mr. Wolf, 3,500 shares; Mr. Wong, 1,250 shares; and all directors and executive officers as a group, 108,250 shares

(2) Where applicable, includes shares owned by spouses, minor children, other relatives living in an owner's home or in estates or trusts in which they may be deemed to have beneficial ownership but for which they disclaim such beneficial ownership. Also includes interests in shares of CCBT common stock held in the ESOP, as follows: Mr. Boon, 738 shares; Mr. Lawson, 1,261 shares; Mr. Prall, 160 shares; and Mr. Squire, 891 shares.

(3) Includes a total of 548,720 shares held in the Abel D. Makepeace Trust, voting authority for which is shared by Ms. Douhan and Messrs. Makepeace and Otis.

(4)   Mr. Otis is the uncle of Mr. Drew, a director.

(5) Mr. Drew is a beneficiary of the Abel D. Makepeace Trust but disclaims any voting or investment power over shares of CCBT common stock held by the trust.

Item 13. Certain Relationships and Related Transactions.

      Certain Directors and Officers of the Company and the Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also directors, officers or stockholders of corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions for the Directors and Officers of the Company and the Bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank.

Item 14. Principal Accountant Fees and Services.

The firm of Wolf & Company, P.C. served as the Company's independent public accountants for the year ended December 31, 2003.

Audit Fees. The aggregate fees billed or to be billed by Wolf & Company, P.C., for professional services rendered for the audit of the Company's annual financial statements for 2003 and 2002 and reviews of the financial statements included in the Company's Forms 10-Q for 2003 and 2002 are approximately $147,000 and $130,000, respectively.

Audit Related Fees. Wolf & Company, P.C. did not bill any audit related fees for 2003 and 2002.

Tax Fees. In 2003, Wolf & Company, P.C., billed or will bill approximately $25,000 in fees related to tax compliance, tax advice and tax planning related to 2003 and billed $15,000 for miscellaneous tax matters related to 2002.

All Other Fees: In 2002, Wolf & Company, P.C., billed approximately $8,000 for internal audit assistance related to 2002.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee must pre-approve any non-audit related engagements performed by its principal accountant/external auditor. The Audit Committee's review/approval is for the express purpose of determining that any additional non-audit services rendered by its principal accountant/external auditor is compatible with their ability to maintain their independence. None of the fees in the above four categories for 2003 relate to services performed under the de minimis exception.

No hours were expended by other than full-time, permanent employees of Wolf & Company on the audit of CCBT's financial statements for the 2003 fiscal year.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   (1)   See "Financial Statements Index" on page 28 of this Form 10-K.

      (2) Schedules other than those listed in the Financial Statements Index have been omitted since they either are not required or the information required is included in the financial statements or the notes thereto.

      (3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Form 10-K.

Exhibit             Description

2.1 Plan of Reorganization and Acquisition dated as of October 8, 1998 between the Company and the Bank (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed with the SEC on February 11, 1999)

2.2 Agreement and Plan of Merger, dated as of December 8, 2003, between Banknorth Group, Inc. and the Company (Incorporated by reference to Exhibit 2.1 of the Form 8-K, dated as of December 8, 2003, filed by Banknorth Group, Inc.).

3.1 Restated Articles of Organization of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15,
            1999)

3.2         Amended By-laws of the Company (Incorporated by reference to Exhibit
            3.1 to the Company's Form 10-Q for the quarter ended September 30, 1999 that was filed with the SEC on November 15, 1999

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

10.6 CCBT Financial Companies, Inc. Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on February 18, 1999)

10.7 Cape Cod Bank and Trust Company Employee Stock Ownership and Plan and Trust, as amended.

10.8 CCBT Financial Companies, Inc. 2001 Directors' Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8 filed on July 17, 2001, No. 333-65222)

10.9 Change in Control Agreement with Nancy S. Hardaway. (Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2003 that was filed with the SEC on August 13, 2003)

10.10 Change in Control Agreement with Phillip W. Wong. (Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2003 that was filed with the SEC on August 13, 2003)

10.11 Form of Shareholder Agreement between certain shareholders of CCBT and Banknorth (Incorporated by reference to Annex A to Exhibit 2.1 of the Form 8-K, dated as of December 8, 2003, filed by Banknorth Group, Inc.).

10.12 Form of Consulting Agreement between Banknorth and John Otis Drew (Incorporated by reference to Annex B to Exhibit 2.1 of the Form 8-K, dated as of December 8, 2003, filed by Banknorth Group, Inc.).

21.1 Subsidiaries of the Company--The Company has two subsidiaries, Cape Cod Bank and Trust Company, N.A., a federally-chartered commercial bank and CCBT Statutory Trust I. Cape Cod Bank and Trust Company, N.A., has eight subsidiaries: Cape Dune Holdings Corp. and CCBT Securities Corp., both of which are securities corporations; CCB&T Brokerage Direct, Inc., an investment broker/dealer; TBM Development Corp., RAFS Ltd. Partnership, Osterville Concorde Ltd. and Osterville DC9 Ltd. Partnership, which are all inactive; and a 51% ownership interest in Murray & MacDonald Insurance Services, Inc., an insurance agency.

23.1        Consent of Wolf & Company, P.C. (Filed herewith)

31.1 Certification of President of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to rules 13(a)-15(e) and 5d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of President of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2 Certification of Chief Financial Officer of CCBT Financial Companies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(b)   Reports on Form 8-K:

            (1) The Company filed a report on Form 8-K on April 17, 2003 to file its press release, dated April 17, 2003, regarding first quarter 2003 earnings.

            (2) The Company filed a report on Form 8-K on June 24, 2003 to file a press release, dated June 23, 2003, announcing that the Company had entered into a settlement with the Massachusetts Department of Revenue regarding a disputed tax liability.

            (3) The Company filed a report on Form 8-K on July 17, 2003 to file its press release, dated July 17, 2003, regarding second quarter 2003 earnings.

            (4) The Company filed a report on Form 8-K on October 16, 2003 to file its press release, dated October 16, 2003, regarding third quarter 2003 earnings.

            (5) The Company filed a report on Form 8-K on December 15, 2003 to file its press release, dated December 9, 2003, announcing that the Company had entered into a merger agreement with Banknorth Group, Inc.

            (6) The Company filed a report on Form 8-K on January 29, 2004 to file its press release, dated January 29, 2004, regarding fourth quarter 2003 earnings.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CCBT FINANCIAL COMPANIES, INC.
              ------------------------------


By (Signature and Title)*


/s/ STEPHEN B. LAWSON. President and Chief Executive Officer
------------------------------------------------------------

Date March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)*


/s/ PHILLIP W. WONG, Executive Vice President and Chief Financial Officer
-------------------------------------------------------------------------

Date March 11, 2004

                      SIGNATURES OF THE BOARD OF DIRECTORS


/s/ STEPHEN B. LAWSON                           /s/ GEORGE D. DENMARK
---------------------------------               --------------------------------
Stephen B. Lawson                               George D. Denmark


/s/ JOHN OTIS DREW                              /s/ JOHN F. AYLMER
---------------------------------               --------------------------------
John Otis Drew, Chairman                        John F. Aylmer


/s/ DANIEL A. WOLF                              /s/ WILLIAM R. ENLOW
---------------------------------               --------------------------------
Daniel A. Wolf                                  William R. Enlow

Date March 11, 2004